Form 10-Q
period 2008-03-31
NETSUITE INC
filed 2008-05-13
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                      to                     .

Commission file number 001-33870

NetSuite Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3310471
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2955 Campus Drive, Suite 100
San Mateo, California	94403-2511
(Address of principal executive offices)	(Zip Code)

(650) 627-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2008, 60,234,767 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1.	Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$169,408	$170,239
Accounts receivable, net of allowances of $585 and $476 as of December 31, 2007 and March 31, 2008, respectively	18,698	16,245
Deferred commissions	13,241	13,409
Other current assets	1,778	2,310

Total current assets	203,125	202,203
Property and equipment, net	12,068	12,542
Deferred commissions, non-current	2,275	2,102
Other assets	1,309	1,369

Total assets	$218,777	$218,216

Liabilities, minority interest and shareholders' equity
Current liabilities:
Accounts payable	$2,788	$4,648
Deferred revenue	65,875	67,129
Accrued compensation	8,552	8,044
Other current liabilities	13,784	13,503

Total current liabilities	90,999	93,324
Long-term liabilities:
Deferred revenue, non-current	11,111	8,936
Other long-term liabilities	4,257	3,807

Total long-term liabilities	15,368	12,743

Total liabilities	106,367	106,067

Minority interest	1,330	1,082

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock	601	602
Additional paid-in capital	355,155	356,715
Accumulated other comprehensive income	215	670
Accumulated deficit	(244,891)	(246,920)

Total stockholders’ equity	111,080	111,067

Total liabilities, minority interest and stockholders’ equity	$218,777	$218,216

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2008
Revenue	$23,229	$34,118
Cost of revenue (1)	6,901	10,115

Gross profit	16,328	24,003

Operating expenses:
Product development (1)	8,425	4,082
Sales and marketing (1)	12,528	17,805
General and administrative (1)	4,630	5,467

Total operating expenses	25,583	27,354

Operating loss	(9,255)	(3,351)

Other income, net:
Interest income	75	1,618
Interest expense	(13)	(136)
Interest expense paid to related party	(168)	(81)
Other income / (expense), net	108	(98)

Total other income, net	2	1,303

Loss before income taxes and minority interest	(9,253)	(2,048)
Provision for income taxes	149	229

Loss before minority interest	(9,402)	(2,277)
Minority interest	125	248

Net loss	$(9,277)	$(2,029)

Net loss per common share, basic and diluted	$(1.24)	$(0.03)

Weighted average number of shares used in computing net loss per share	7,495	60,093

(1)	Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2007	2008
Cost of revenue	$95	$294
Product development	5,304	483
Sales and marketing	43	334
General and administrative	1,520	498

Total stock-based compensation expense	$6,962	$1,609

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(9,277)	$(2,029)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	731	1,206
Provision for accounts receivable allowances	86	142
Stock-based compensation	6,962	1,609
Amortization of deferred commissions	4,581	5,540
Minority interest	(125)	(248)
Accrued interest on notes receivable from stockholders	(39)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,098)	2,234
Deferred commissions	(4,148)	(5,512)
Other current assets	41	(633)
Other assets	413	(21)
Accounts payable	283	1,274
Accrued compensation	338	(518)
Deferred revenue	(252)	(961)
Other current liabilities	996	(645)
Other long-term liabilities	7	22

Net cash provided by / (used in) operating activities	(501)	1,460

Cash flows from investing activities:
Purchases of property and equipment	(1,349)	(1,078)
Capitalized internal use software	(55)	(3)

Net cash used in investing activities	(1,404)	(1,081)

Cash flows from financing activities:
Proceeds from line of credit from related party	540	—
Payments on line of credit from related party	(38)	—
Proceeds from notes receivable from stockholders	2,400	—
Payments under capital leases and long-term debt	(226)	(423)
Proceeds from issuance of common stock, net of issuance costs	229	118

Net cash provided by / (used in) financing activities	2,905	(305)

Effect of exchange rate changes on cash and cash equivalents	70	757

Net change in cash and cash equivalents	1,070	831
Cash and cash equivalents at beginning of period	9,910	169,408

Cash and cash equivalents at end of period	$10,980	$170,239

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid on line of credit from related party	$166	$—
Interest for capital leases and long-term debt	$7	$97
Income taxes, net of tax refunds	$—	$35
Noncash financing and investing activities:
Lapse on restrictions on common stock related to early exercise of stock options	$103	$31
Application of customer deposits to accounts receivable	$—	$110

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (the “Company”), provides an on-demand, integrated business management application suite that provides Accounting / Enterprise Resource Planning, Customer Relationship Management and Ecommerce functionality to small and medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2007 and 2008 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of March 31, 2008, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of NetSuite KK to the extent of the minority investors’ individual investments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reporting segment, specifically, the provision of on-demand, business management application suites.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Three months ended March 31,
	2007	2008
	(dollars in thousands)
Net loss	$(9,277)	$(2,029)
Other comprehensive income:
Foreign currency translation gains and losses, net of tax	50	455

Comprehensive loss	$(9,227)	$(1,574)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2007 and March 31, 2008, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2007 and March 31, 2008, long lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2007	2008
	(dollars in thousands)
Americas	$19,361	$27,763
International	3,868	6,355

Total revenue	$23,229	$34,118

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2007 or 2008.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

Note 3. Financial Instruments

In the first quarter of 2008, we adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company measures certain financial assets at fair value on a recurring basis. As of March 31, 2008, those assets were comprised of cash equivalents invested in money market mutual funds. The Company’s cash equivalent investments did not include any auction rate securities as of December 31, 2007 or March 31, 2008. The fair value of those financial assets was determined using the following inputs at March 31, 2008:

	Total	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(dollars in thousands)
Cash equivalents	$157,540	$157,540	$—	$—

Note 4. Line of Credit

As of December 31, 2007, the Company had a $20.0 million secured line of credit agreement with Tako Ventures, LLC. The line of credit expired in February 2008. Tako Ventures, LLC was owned by the Company’s majority stockholder at the time the Company originally entered into the line of credit. There were no outstanding borrowings on the line of credit as of December 31, 2007 or prior to its expiration in 2008.

Note 5. Commitments and Contingencies

Sales and Use Taxes

Prior to the first quarter of 2007, the Company did not collect sales and use taxes from its customers. Based on the services provided to customers in certain states, and subsequent research of the applicable statutes, regulations, rulings and other authority, the Company has determined that it is both probable and estimable that the Company owes uncollected sales and use tax in various states and local jurisdictions. Accordingly, the Company has provided for that liability, including applicable penalties and interest that are considered reasonably estimable. In March 2008, the Company made settlement payments in several states that resulted in a reduction of the amount of the liability. Sales tax liabilities totaled $1.9 million as of December 31, 2007 and $560,000 as of March 31, 2008.

Warranties

The Company’s application suite is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations.

Legal Proceedings

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. The complaint alleged infringement of a patent held by Triton IP, LLC by the Company and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. The Company plans to respond to the amended complaint. To date, no discovery has occurred in this case. The Company intends to defend the action vigorously. Based on the information currently available to the Company, it is currently unable to determine the likelihood of an adverse outcome or reasonably estimate the amount of loss, if any, that would be incurred as a result of such an outcome. Therefore, no liability related to this complaint has been recorded as of March 31, 2008.

As of March 31, 2008, the Company was not subject to any other material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Other Commitments

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.

Note 6. Stock-based Compensation

Stock-based Plans

As of March 31, 2008, the Company maintained the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to its employees and directors. Additionally, as of March 31, 2008, the Company has one additional plan with options outstanding under which it will not grant any additional awards, the 1999 Stock Plan (the “1999 Plan”).

The 2007 Plan, which was adopted by the Company’s Board of Directors in June 2007 and became effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of March 31, 2008, 2,094,978 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan will be added to the shares available for issuance under the 2007 Plan. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning in 2009, equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine.

The exercise price for options granted under both plans is the fair market value of an underlying share of common stock on the date of grant. If an optionee, at the time the option is granted, owns stock totaling more than 10% of the total combined voting rights of all classes of stock of the Company (a “10% Owner”), the exercise price for such options will not be less than 110% of the fair value of an underlying share of common stock on the date of grant. Options generally vest over a four year period and have a term of 10 years from the date of grant. Options granted under the 2007 Plan to 10% Owners have a maximum term of 5 years.

The Company issues new shares of common stock upon the exercise of stock options or upon the vesting of RSUs. As of March 31, 2008, all outstanding share-based payment awards qualified for classification as equity.

Stock Options

A summary of the Company’s stock option activity during the three months ended March 31, 2008 is as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2008	8,234	$6.40
Granted	—	$—
Exercised	(57)	$2.30
Cancelled and forfeited	(25)	$11.60

Outstanding at March 31, 2008	8,152	$6.42	7.5	$124,653

Vested and expected to vest	7,867	$6.16	7.5	$122,230

Exercisable at March 31, 2008	6,805	$5.02	7.2	$112,468

The total intrinsic value of the options exercised was $2.1 million during the three months ended March 31, 2007 and $1.1 million during the three months ended March 31, 2008.

As of March 31, 2008, there was $16.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 3.5 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the three months ended March 31, 2007.

Three months ended March 31, 2007
Weighted-average fair value of options granted	$7.77
Expected term (in years)	6.1
Expected volatility	55%
Risk-free interest rate	4.68%
Dividend yield	none

No amounts are presented for the three months ended March 31, 2008 as no options were granted during that period.

Expected Term. The Company utilized the midpoint between vesting date and contractual expiration date to determine expected term, in accordance with SEC Staff Accounting Bulletin No. 107, as amended by SEC Staff Accounting Bulletin No. 110.

Volatility. Since the Company is a newly public entity with limited historical data regarding the volatility of its own common stock price, the expected volatility being used is based on the historical and implied volatility of comparable companies from a representative industry peer group.

Risk Free Interest Rate. The risk free interest rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Restricted Stock Units

A summary of the Company’s RSU activity during the three months ended March 31, 2008 is as follows:

	Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at December 31, 2007 and March 31, 2008	5	$26.00	0.1	$100

There were no grants, cancellations or forfeitures of RSUs during the three months ended March 31, 2008. As of March 31, 2008, there was $37,000 of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs that is expected to be recognized over a weighted-average period of 0.1 years.

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of March 31, 2008
(shares in thousands)
Options outstanding	8,152
RSUs outstanding	5
Warrants outstanding	10
Shares available for future grant under the 2007 Plan	2,095

Total	10,262

Note 7. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.

The Company’s only material uncertain tax position was its research and development credits. There were no material changes to the Companies unrecognized tax benefits during the three months ended March 31, 2008. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of March 31, 2008.

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

Note 8. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company’s right of repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Three months ended March 31,
	2007	2008
	(dollars and shares in thousands except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(9,277)	$(2,029)

Denominator:
Weighted-average number of common shares outstanding	8,353	60,196
Less: Weighted-average number of common shares subject to repurchase	(858)	(103)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	7,495	60,093

Net loss per common share, basic and diluted	$(1.24)	$(0.03)

Outstanding common stock owned by employees and subject to repurchase by the Company is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following table presents potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2007	2008
	(shares in thousands)
Options to purchase shares of common stock and RSUs	4,829	8,156
Warrants to purchase shares of common stock	10	10
Common stock subject to repurchase	858	94
Convertible preferred stock, on an if-converted basis	44,677	—

Total	50,374	8,260

Note 9. Related Party Transactions

In April 2008, the Company entered into a supplemental sponsorship agreement with the Oakland Athletics (the “Athletics”). A member of the Company’s Board of Directors, William L. Beane III, is also the General Manager of the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. No payments have been made by the Company to the Athletics during the three months ended March 31, 2008 under either the supplemental sponsorship agreement or other pre-existing agreements in place as of December 31, 2007.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the three months ended March 31, 2008, the Company made payments to Horn Productions totaling $18,000 and expects to pay an additional $115,000 during the remainder of 2008 for these services. The Company also provides Horn Production the right to use the Company’s services at no consideration.

As described in Note 4, as of December 31, 2007, the Company had a $20.0 million secured line of credit agreement with Tako Ventures, LLC. The line of credit expired in February 2008. Tako Ventures, LLC was owned by the Company’s majority stockholder at the time the Company originally entered into the line of credit. There were no outstanding borrowings on the line of credit as of December 31, 2007 or at any time during 2008 prior to its expiration.

Additional related party transactions with the Oakland Athletics and other related parties are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Note 10. Subsequent Events

Amendment of Corporate Headquarters Lease

On April 24, 2008 the Company entered into an amendment (the “Amendment”) of the commercial lease agreement (the “Original Lease”) for its corporate headquarters located in San Mateo, California. Under the terms of the Amendment, the Company will increase the rented area for its corporate headquarters by approximately 34,000 square feet. After the increase, the total area of the corporate headquarters will be approximately 93,000 square feet. The term of the lease for the additional space will commence upon delivery of the additional rented area to the Company, which is expected to occur between June 1, 2008 and September 1, 2008. The Amendment expires on August 31, 2012, which is also the last day of the term of the Original Lease. The Company has the option to renew both the Original Lease and the Amendment for one five-year term. Under the Original Lease and the Amendment, the future minimum lease payments for the Company’s corporate headquarters are as follows:

Years ended December 31,	Original lease	Amendment (1)	Total (1)
	(dollars in thousands)
2008	$1,469	$773	$2,242
2009	1,528	1,897	3,425
2010	1,563	1,973	3,536
2011	1,610	2,052	3,662
2012	1,105	1,411	2,516

Total	$7,275	$8,106	$15,381

(1)	Assumes delivery of additional space occurs on June 1, 2008. Amounts for each period may be lower if delivery occurs after that date.

In addition to the above future minimum lease payments, the Company will be responsible for its pro rata share of expenses and taxes for the building, as defined in the Original Lease and the Amendment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our ability to remediate, and the timing of the remediation of our material weakness; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We provide an on-demand, integrated business management application suite that provides Accounting / Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) and Ecommerce functionality to small and medium-sized businesses (“SMBs”) and divisions of large companies. We also offer customer support and professional services related to our suite. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia and Australia.

Key Components of Our Results of Operations

Revenue

Our annual revenue has grown from $17.7 million during 2004 to $108.5 million during 2007. Our revenues were $23.2 million for the three months ended March 31, 2007 and $34.1 million for the three months ended March 31, 2008.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are SMBs, which we define as companies with up to 1,000 employees. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2008, we did not have any single customer that accounted for more than 3% of our revenue.

We experience competitive pricing pressure where our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to SMBs, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar on-demand integrated business management suite.

We sell our application suite pursuant to subscription agreements. The duration of these agreements is generally one year. Prior to 2006, the majority of our customers entered into multi-year agreements. We believe one year agreements are more customary in our industry, align more with customer preferences and provide us with a more predictable sales compensation structure. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period.

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2008, we had deferred revenue of $68.6 million, which excludes approximately $7.4 million of deferred revenue related to agreements with Transcosmos, Inc., (“TCI”) and Miroku Jyoho Service Ltd., (“MJS”) as described below. The 2006 transition from multi-year agreements has contributed to a reduction of the balance of non-current deferred revenue.

In most instances, revenue is generated under sales agreements with multiple elements which are comprised of subscription fees for access to our application suite and customer support, and fees for professional services. We have determined that we do not have objective and reliable evidence of fair value for each element of our sale agreements that contain a subscription to our on-demand application suite and customer support, and fees for professional services. As a result, the elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

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

The percentage of our revenue generated outside of North America was 17% during the three months ended March 31, 2007 and 19% during the three months ended March 31, 2008. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our on-demand application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20% stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our on-demand application service in Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. We recognized $1.5 million in revenue related to these agreements during the three months ended March 31, 2008. See Note 3 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a further description of NetSuite KK.

Employees

As our revenues have increased, we have increased our number of full-time employees to 765 at March 31, 2008 as compared to 675 at December 31, 2007 and 495 at March 31, 2007. As of March 31, 2008, our headcount includes 283 employees in sales and marketing, 307 employees in operations, professional services, training and customer support, 81 employees in product development, and 94 employees in a general and administrative capacity.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, salaries and benefits of operations, support, professional services and training personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and related plant and equipment depreciation and amortization expenses. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category.

We expect cost of revenue to remain relatively stable as a percentage of revenue; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to increase data center capacity in 2008, which will further increase our cost of revenue. We may also incur additional expenses associated with the acquisition of additional database software licenses in 2008.

Operating Expenses - Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, which will cause us to incur additional expenses related to translation and localization of our application for use in other countries.

We expect product development expenses to increase in absolute dollars as we extend our service offerings in other countries as we intend to expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses and commissions, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events and webinars, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at lower rates than for sales to new customers. As such, we expect our commission expense to decline as a percentage of revenue going forward as a larger percentage of our recognized revenue is expected to result from customer renewals.

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

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, professional fees and other corporate expenses and allocated overhead.

We expect our general and administrative expenses to increase in absolute dollars as we expand our business. During 2008 we also expect to see an increase in costs associated with operating as a public company, including higher legal, insurance and financial reporting expenses. We also expect to incur additional costs to achieve initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which is required as of December 31, 2008.

Income Taxes

Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.

Critical Accounting Policies and Judgments

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

•	Revenue recognition;

•	Internal use software and website development costs;

•	Deferred commissions; and

•	Accounting for stock-based compensation.

A description of our critical accounting policies that involve significant management judgments appears in our 2007 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments.” In addition, please see Note 2 of the Notes to Condensed Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K for a description of our accounting policies.

Results of Operations

Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Three months ended March 31,
	2007	2008
	(dollars in thousands)
Revenue	$23,229	$34,118
Cost of revenue	6,901	10,115

Gross profit	$16,328	$24,003

Gross margin	70%	70%

Stock-based compensation included in cost of revenue	$95	$294

Revenue for the three months ended March 31, 2008 increased $10.9 million, or 47%, compared to the same period in 2007.

$10.8 million of the increase in revenues was from new customers (those customers acquired after March 31, 2007). This represents a 27% increase in new customer revenues as compared to the same period in 2007, when new customer revenues was $8.5 million. This increase in revenue from new customers reflects a 30% increase in the average revenue recognized per new customer during the three months ended March 31, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service and due to broader adoption of more costly industry specific vertical solutions.

Subscription and support revenues from existing customers (those customers acquired before March 31, 2007) increased by $1.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. The net increase was a result of existing customers’ purchases of additional user subscriptions and modules (or “upsell”) exceeding decreases resulting from customer churn. Those increases in sales and support revenues from existing customers were partially offset by nonrenewal of professional services from those same customers.

The revenue generated outside of North America was $3.9 million, or 17% of our revenue during the three months ended March 31, 2007, as compared to $6.4 million, or 19% of our revenue during the three months ended

March 31, 2008. International revenues recognized during the three months ended March 31, 2008 include $1.5 million related to the TCI and MJS agreements described above.

Cost of revenue for the three months ended March 31, 2008 increased $3.2 million, or 47%, compared to the same period in 2007. The increase was primarily the result of a $2.4 million increase in personnel costs and a $1.0 million increase in data center expenses resulting from an increase in capacity. Of the $2.4 million increase in personnel costs, $200,000 is related to an increase in stock-based compensation expense and the remainder is associated with an increase in the number of employees. Those increases were partially offset by a $547,000 decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services.

Our gross margins remained unchanged at 70% for the three months ended March 31, 2008 as compared to the same period in 2007. An increase to our gross margin resulting from economies of scale associated with increased revenue allowing for a more efficient utilization of our resources were offset by an increase in stock-based compensation expense and costs associated with our data center expansion.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three months ended March 31,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses(1):
Product development	$8,425	36%	$4,082	12%
Sales and marketing	12,528	54%	17,805	52%
General and administrative	4,630	20%	5,467	16%

Total operating expenses	$25,583	110%	$27,354	80%

(1)	Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2007	2008
	(dollars in thousands)
Product development	$5,304	$483
Sales and marketing	43	334
General and administrative	1,520	498

Total stock-based compensation expense	$6,867	$1,315

Product development expenses for the three months ended March 31, 2008 decreased $4.3 million, or 52%, as compared to the same period in 2007. The decrease was the result of a $4.8 million decrease in stock-based compensation. The decrease in stock-based compensation was partially offset by a $334,000 increase in other personnel costs attributable to an increase in number of employees.

Sales and marketing expenses for the three months ended March 31, 2008 increased $5.3 million, or 42% as compared to the same period in 2007. The increase was primarily the result of a $4.5 million increase in personnel costs resulting from an increase in the number employees, which includes a $973,000 increase in commission expense resulting from the growth in revenue.

General and administrative expenses for the three months ended March 31, 2008 increased $837,000, or 18%, as compared to the same period in 2007. The increase was primarily the result of a $945,000 increase in personnel costs (excluding share-based compensation) resulting from an increase in the number employees, and a $480,000 increase in legal and professional fees that were in part a result of the additional cost associated with being a public company. Those increases were partially offset by a $1.0 million decrease in stock-based compensation.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of minority interest were as follows for the periods presented:

	Three months ended March 31,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$75	—	$1,618	5%
Interest expense, including amounts paid to related party	(181)	(1%)	(217)	(1%)
Other income / (expense)	108	—	(98)	—
Income taxes	149	1%	229	1%
Minority interest	125	1%	248	1%

Interest income for the three months ended March 31, 2008 increased $1.5 million compared to the same period in 2007. The increase was primarily the result of interest earned on the proceeds of our December 2007 initial public offering (“IPO”) which was invested in interest earning Money Market Mutual Funds during the three months ended March 31, 2008.

Other income / (expense) for the three months ended March 31, 2008 decreased $206,000 compared to the same period in 2007. The decrease was primarily the result of a $152,000 increase in net foreign exchange rate losses recognized during the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $170.2 million and $16.2 million in accounts receivable, net of allowance. Our cash and cash equivalents include the portion of the $161.9 million in net proceeds from our December 2007 IPO that was allocated for working capital purposes.

A summary of our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2007	2008
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$(501)	$1,460
Net cash used in investing activities	(1,404)	(1,081)
Net cash provided by / (used in) financing activities	2,905	(305)
Effect of exchange rate changes on cash and cash equivalents	70	757

Net change in cash and cash equivalents	$1,070	$831

Cash provided by or used in operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales, the level of the deferred revenue on these sales, and the timing of the payment of our liabilities all have a significant impact on our cash flows. Cash flows from operations improved during the three months ended March 31, 2008 as compared to the same period in 2007 in part as a result of increasing revenue coupled with improving gross margins.

Cash used in investing activities during the three months ended March 31, 2008 and the same period in 2007 was primarily related to capital expenditures consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce. Capital expenditures during the three months ended March 31, 2008 included equipment purchased for our new data center that has not yet been placed into service.

The net cash used in financing activities for the three months ended March 31, 2008 was primarily related to payments on capital leases. The net cash provided by financing activities for the three months ended March 31, 2007 was primarily related to the repayments of notes receivable from our employees related to the exercise of stock options which was partially offset by payments on capital leases.

As of March 31, 2008, we had an accumulated deficit of $246.9 million. Prior to our December 2007 IPO, we funded this deficit primarily through the net proceeds of private placements of preferred and common stock, and from debt financing activities. Our outstanding borrowings were repaid in December from the proceeds of our IPO.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

On April 24, 2008, we entered into an Amendment of the Original Lease for our corporate headquarters located in San Mateo, California. Under the terms of the Amendment, we will increase the rented area for our corporate headquarters by approximately 34,000 square feet. After the increase, the total area of the corporate headquarters will be approximately 93,000 square feet. The term of the lease for the additional space will commence upon delivery of the additional rented area to us, which is expected to occur between June 1, 2008 and September 1, 2008. The Amendment expires on August 31, 2012, which is also the last day of the term of the Original Lease. We have the option to renew both the Original Lease and the Amendment for one five-year term. Under the Original Lease and the Amendment, the future minimum lease payments for our corporate headquarters are as follows:

Years ended December 31,	Original lease	Amendment (1)	Total (1)
	(dollars in thousands)
2008	$1,469	$773	$2,242
2009	1,528	1,897	3,425
2010	1,563	1,973	3,536
2011	1,610	2,052	3,662
2012	1,105	1,411	2,516

Total	$7,275	$8,106	$15,381

(1)	Assumes delivery of additional space occurs on June 1, 2008. Amounts for each period may be lower if delivery occurs after that date.

In addition to the above future minimum lease payments, we will be responsible for our pro rata share of expenses and taxes for the building, as defined in the Original Lease and the Amendment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance, SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. As a result of the minority interest in NetSuite KK, we currently believe that the adoption of SFAS No. 160 will require us to make the changes in presentation to our consolidated financial statements described above. We are currently evaluating any additional impact that the pending adoption of SFAS No. 160 will have, if any, on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $170.2 million at March 31, 2008. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our revenue is denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2008 would result in a loss of approximately $377,000. To date, we have not entered into any hedging contracts although we may do so in the future.

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

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2008 (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

During an evaluation performed as of June 30, 2007, we and our independent registered public accounting firm identified a material weakness in our internal controls. The material weakness related to the need for additional finance and accounting personnel who possess the skill sets necessary to operate and report as a public company, specifically the skills necessary to ensure that adequate review of critical account reconciliations is performed, that supporting documentation is complete, and that transactions are recorded accurately and in accordance with generally accepted accounting principles.

After the identification of the material weakness, we implemented a remediation plan during 2007 to address the weakness. As a part of this remediation plan, we made several key staffing additions that provide additional expertise in financial operations oversight and tax compliance. Furthermore, we contracted with an external public accounting firm to assist in the review of complex accounting issues, and we have added additional accounting staff in order to increase capacity. We have evaluated the overall effectiveness of our remediation plan and concluded that the material weakness has been remediated as of March 31, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. a/k/a CDC Software. The complaint alleged infringement of a patent held by Triton IP, LLC by us and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. We plan to respond to the amended complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously.

ITEM 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a quarterly or annual basis since our formation. We experienced a net loss of $2.0 million during the three months ended March 31, 2008 and $23.9 million during the year ended December 31, 2007. As of March 31, 2008, our accumulated deficit was $246.9 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. A decline in general macroeconomic conditions could adversely affect our customers’ ability or willingness to purchase our application suite, which could adversely affect our operating results or financial outlook. Fluctuations in our quarterly operating results or financial outlook may also be due to a number of additional factors, including the risks and uncertainties discussed elsewhere in this Quarterly Report.

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

Our services are delivered primarily out of a single data center. Any disruption of service at this facility could interrupt or delay our ability to deliver our service to our customers.

We host our services and serve our customers primarily from a third-party data center facility with SAVVIS located in California. We do not control the operation of this facility. This facility is vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. Our data facility is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. It also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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

We are in the process of transferring the remainder of the data center services to SAVVIS from our previous data center facility. This transfer may not be completed in a timely manner. There can be no assurance that the transfer of our remaining data services will not result in errors, defects, disruptions or other performance problems with our services.

Our data center facility provider has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreement with the facility provider on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, a new data center facility.

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

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business.

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

Our customer agreements provide service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service level commitments, we do not currently have any reserves on our balance sheet for these commitments. Our service level commitment to all customers is 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to all qualifying customers. Any extended service outages could harm our reputation, revenue and operating results.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $108.5 million during the year ended December 31, 2007. Our revenues were $23.2 million for the three months ended March 31, 2007 and $34.1 million for the three months ended March 31, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 765 at March 31, 2008.

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

The markets for ERP, CRM and Ecommerce applications are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

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

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. The complaint alleged infringement of a patent held by Triton IP, LLC by us and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. We plan to respond to the amended complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting. Although we have remediated the previously identified material weakness as of March 31, 2008, there can be no assurances that further control deficiencies will not be identified in the future. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2008 and, as part of that documentation and testing, identifying areas for further attention and improvement.

Implementing any additional required changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

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

Government regulation of the Internet and Ecommerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for ERP, CRM and Ecommerce solutions and restricting our ability to store, process and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, ERP, CRM and Ecommerce solutions would be less effective, which may reduce demand for our service and harm our business.

Our operating results may be harmed if we are required to collect sales taxes for our subscription service in jurisdictions where we have not historically done so.

In 2007, we began to collect sales tax from our customers and remit such taxes in states where we believe we are required to do so. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other channel partners. We have recorded sales tax liabilities of $1.9 million as of December 31, 2007 and $560,000 as of March 31, 2008 in respect of sales and use tax liabilities in various states and local jurisdictions. A successful assertion that we should be collecting additional sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 53.9% of our common stock as of March 31, 2008. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 65.3% of our common stock as of March 31, 2008. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale to which they are subject lapse, the trading price of our common stock could decline. As of March 31, 2008, we have outstanding a total of 60,138,724 shares of common stock, of which 7,187,451 shares are freely tradable, without restriction, in the public market. The managing underwriter of our initial public offering, however, may, in its sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell or otherwise dispose of shares before the lock-up agreements expire.

We expect that the lock-up agreements pertaining to our initial public offering will expire after the market closes on June 16, 2008 (subject to extension upon the occurrence of specified events). After the lock-up agreements expire, up to an additional 53,045,567 shares of common stock will be eligible for sale in the public market, 52,270,226 of which shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1	First Amendment to the Office Lease Agreement by and between the Company and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to exhibit 10.2 from our Current Report on Form 8-K filed with the SEC on April 28, 2008).

10.2*	2008 Executive Bonus Plan (incorporated by reference to exhibit 10.2 from our Current Report on Form 8-K filed with the SEC on May 1, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2008	NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever Chief Financial Officer