Form 10-Q
period 2008-06-30
NETSUITE INC
filed 2008-08-13
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________ to __________.

Commission file number 001-33870

NetSuite Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3310471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2955 Campus Drive, Suite 100 San Mateo, California	94403-2511
(Address of principal executive offices)	(Zip Code)

(650) 627-1000

(Registrant’s telephone number, including area code)

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

On July 31, 2008, 60,350,597 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1.	Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$169,408	$137,370
Accounts receivable, net of allowances of $585 and $508 as of December 31, 2007 and June 30, 2008, respectively	18,698	21,478
Deferred commissions	13,241	12,908
Other current assets	1,778	2,059

Total current assets	203,125	173,815
Property and equipment, net	12,068	12,936
Deferred commissions, non-current	2,275	2,014
Goodwill	—	17,824
Other intangible assets, net	—	9,958
Other assets	1,309	1,479

Total assets	$218,777	$218,026

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$2,788	$4,639
Deferred revenue	65,875	68,919
Accrued compensation	8,552	9,603
Other current liabilities	13,784	11,154

Total current liabilities	90,999	94,315

Long-term liabilities:
Deferred revenue, non-current	11,111	9,269
Other long-term liabilities	4,257	3,707

Total long-term liabilities	15,368	12,976

Total liabilities	106,367	107,291

Minority interest	1,330	806

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	601	602
Additional paid-in capital	355,155	359,033
Accumulated other comprehensive income	215	342
Accumulated deficit	(244,891)	(250,048)

Total stockholders’ equity	111,080	109,929

Total liabilities, minority interest and stockholders’ equity	$218,777	$218,026

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Revenue	$48,742	$70,671	$25,513	$36,553
Cost of revenue (1)	15,743	21,780	8,842	11,665

Gross profit	32,999	48,891	16,671	24,888

Operating expenses:
Product development (1)	15,030	8,534	6,605	4,452
Sales and marketing (1)	27,823	37,206	15,295	19,401
General and administrative (1)	8,675	10,612	4,045	5,145

Total operating expenses	51,528	56,352	25,945	28,998

Operating loss	(18,529)	(7,461)	(9,274)	(4,110)

Other income / (expense), net:
Interest income	72	2,696	—	1,078
Interest expense	(21)	(137)	(11)	(1)
Interest expense paid to related party	(375)	(161)	(207)	(80)
Other income / (expense), net	115	(154)	7	(56)

Total other income / (expense), net	(209)	2,244	(211)	941

Loss before income taxes and minority interest	(18,738)	(5,217)	(9,485)	(3,169)
Provision for income taxes	325	590	176	361

Loss before minority interest	(19,063)	(5,807)	(9,661)	(3,530)
Minority interest	234	650	109	402

Net loss	$(18,829)	$(5,157)	$(9,552)	$(3,128)

Net loss per common share, basic and diluted	$(2.46)	$(0.09)	$(1.22)	$(0.05)

Weighted average number of shares used in computing net loss per share	7,658	60,127	7,853	60,160

(1)	Includes stock-based compensation expense and amortization of acquisition-related intangible assets as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Cost of revenue	$1,395	$819	$1,300	$525
Product development	8,641	1,031	3,338	548
Sales and marketing	2,269	902	2,226	568
General and administrative	2,837	1,085	1,316	587

Total stock-based compensation expense and amortization of acquisition-related intangible assets	$15,142	$3,837	$8,180	$2,228

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(18,829)	$(5,157)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,514	2,484
Amortization of other intangible assets	—	180
Provision for accounts receivable allowances	241	228
Stock-based compensation	15,142	3,657
Amortization of deferred commissions	9,434	11,269
Loss on disposal of property and equipment	—	43
Minority interest	(234)	(650)
Accrued interest on notes receivable from stockholders	(56)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,997)	(3,031)
Deferred commissions	(8,408)	(10,663)
Other current assets	(242)	(217)
Other assets	375	(112)
Accounts payable	591	947
Accrued compensation	831	687
Deferred revenue	1,216	1,221
Other current liabilities	1,223	(1,464)
Other long-term liabilities	(8)	288

Net cash provided by / (used in) operating activities	793	(290)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	18
Purchases of property and equipment	(2,279)	(2,713)
Capitalized internal use software	(65)	(159)
Acquisition of OpenAir, net of cash received	—	(28,210)

Net cash used in investing activities	(2,344)	(31,064)

Cash flows from financing activities:
Payment of offering costs	(251)	(560)
Proceeds from line of credit from related party	1,350	—
Payments on line of credit from related party	(349)	—
Proceeds from notes receivable from stockholders	4,429	—
Payments under capital leases and long-term debt	(662)	(783)
Proceeds from issuance of common stock	442	248

Net cash provided by / (used in) financing activities	4,959	(1,095)

Effect of exchange rate changes on cash and cash equivalents	(344)	411

Net change in cash and cash equivalents	3,064	(32,038)
Cash and cash equivalents at beginning of period	9,910	169,408

Cash and cash equivalents at end of period	$12,974	$137,370

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid on line of credit from related party	$349	$—
Interest for capital leases and long-term debt	$28	$181
Income taxes, net of tax refunds	$24	$1,066
Noncash financing and investing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$676	$59
Fixed assets acquired under capital lease	$422	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (the “Company”) provides an on-demand, integrated business management application suite that provides Accounting / Enterprise Resource Planning, Customer Relationship Management and Ecommerce functionality to small and medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2007 and 2008 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the financial position and results for the dates and periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of June 30, 2008, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of NetSuite KK to the extent of the minority investors’ individual investments.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Net loss	$(18,829)	$(5,157)	$(9,552)	$(3,128)
Other comprehensive income / (loss):
Foreign currency translation gains and losses, net of tax	(227)	126	(277)	(329)

Comprehensive loss	$(19,056)	$(5,031)	$(9,829)	$(3,457)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2007 and June 30, 2008, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2007 and June 30, 2008, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Americas	$40,376	$56,991	$21,015	$29,228
International	8,366	13,680	4,498	7,325

Total revenue	$48,742	$70,671	$25,513	$36,553

No single country outside the United States represented more than 10% of revenue during the three months ended June 30, 2007 or 2008.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there was a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit. That fair value estimate is then compared to the carrying value of the reporting unit. During the six months ended June 30, 2008 there were no impairments to goodwill.

Other intangible assets, which include acquired developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives which range from two to seven years.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of the long-lived assets, including property and equipment and other intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges during the six months ended June 30, 2008.

Note 3. Business Combinations – Acquisition of OpenAir

On June 4, 2008, the Company acquired all of the outstanding share capital of OpenAir Inc. (“OpenAir”), for initial aggregate consideration of approximately $35.1 million (the “Initial Consideration”). The Initial Consideration consists of the cash consideration paid to OpenAir’s former shareholders totaling $33.0 million and other direct transaction costs of $2.1 million consisting primarily of investment banking fees and other professional fees. The cash used in the acquisition was $28.2 million, net of $6.1 million in cash and cash equivalents acquired as part of the transaction. The Company also accrued $705,000 for other direct transaction costs that will be paid subsequent to June 30, 2008.

OpenAir is a provider of on-demand professional services automation software. NetSuite expects that the acquisition of OpenAir will accelerate the development of NetSuite’s products specifically designed for service companies, particularly project-and-time-based organizations in markets such as professional services, business and IT consulting, legal, accounting, and government contracting. As a result of the transaction, OpenAir became a wholly-owned subsidiary of the Company. The results of OpenAir’s operations have been included in the consolidated financial statements since the date of the closing of the acquisition.

In addition to the Initial Consideration, the Company may pay contingent consideration relating to any necessary adjustments to the working capital on the closing pre-acquisition balance of OpenAir which will be determined within 90 days of the close of the transaction. Such payments, if any, will be recorded as additional goodwill on the consolidated balance sheet at the time of payment.

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. This amount represents buyer-specific value resulting from synergies that are not included in the fair values of assets that would not be available to another likely marketplace buyer. The factors that contributed to the recognition of goodwill in the acquisition of OpenAir included increased revenues and profits resulting from the expected enhancement of NetSuite’s application suite through the inclusion of OpenAir’s functionality designed specifically for services companies, the potential to cross-sell NetSuite’s fully integrated application suite to OpenAir’s clients, as well as the acquisition of a talented workforce.

The allocation of the Initial Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$6,141
Accounts receivable	1,844
Other current assets	108
Property and equipment	296
Other non-current assets	39

Total tangible assets	8,428

Intangible assets:
Goodwill	17,824
Developed technology	4,502
Tradename	523
Customer relationships	5,113

Total intangible assets	27,962

Liabilities assumed:
Accounts payable and accrued liabilities	(1,334)

Total liabilities assumed	(1,334)

Net assets acquired	$35,056

The Company is also undertaking an analysis of the tax attributes of the assets acquired and the liabilities assumed. The allocation of the Initial Consideration may be adjusted upon the completion of that analysis.

Pro Forma financial statements have not been included as the amounts are not material to the consolidated financial results of the Company.

Note 4. Financial Instruments

In the first quarter of 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

The Company measures certain financial assets at fair value on a recurring basis. As of June 30, 2008, those assets were comprised of cash equivalents invested in money market mutual funds. The fair value of these financial assets was determined using the following inputs at June 30, 2008:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(dollars in thousands)
Cash equivalents	$120,995	$120,995	$—	$—

Note 5. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2008 was as follows:

(dollars in thousands)
Balance as of January 1, 2008	$—
Goodwill acquired during year	17,824

Balance as of June 30, 2008	$17,824

The carrying amount of other intangible assets at June 30, 2008 was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	(dollars in thousands)
Developed technology	$4,502	$(108)	$4,394
Tradename	523	(19)	504
Customer relationships	5,113	(53)	5,060

Total	$10,138	$(180)	$9,958

The total amortization expense for other intangible assets was $180,000 during the six and three month periods ended June 30, 2008. Amortization of acquired developed technology is included in cost of revenue and is being amortized over an estimated economic life of three years. Amortization of tradename and customer relationships is included in operating expenses – sales and marketing, and is being amortized over periods of two and seven years, respectively.

Future amortization of intangible assets recorded as of June 30, 2008 is expected to be as follows:

(dollars in thousands)
Fiscal year ended:
December 31, 2008 (remainder of the year)	$1,246
December 31, 2009	2,493
December 31, 2010	2,343
December 31, 2011	1,372
December 31, 2012	730
Thereafter	1,774

Total	$9,958

Note 6. Line of Credit

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

Note 7. Commitments and Contingencies

Sales and Use Taxes

Prior to the first quarter of 2007, the Company did not collect sales and use taxes from its customers. Based on the services provided to customers in certain states, and subsequent research of the applicable statutes, regulations, rulings and other authority, the Company determined that it was both probable and estimable that the Company owed uncollected sales and use tax in various states and local jurisdictions. Accordingly, the Company provided for that liability, including applicable penalties and interest that were considered reasonably estimable. During the six months ended June 30, 2008, the Company made settlement payments in several states that resulted in a reduction of the amount of the liability. Sales tax liabilities totaled $1.9 million as of December 31, 2007 and $1.4 million as of June 30, 2008.

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

Legal Proceedings

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. The complaint alleged infringement of a patent held by Triton IP, LLC by the Company and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. NetSuite filed its answer to the amended complaint and its counterclaims on July 18, 2008. The initial status conference has been set for August 21, 2008. To date, no discovery has occurred. The Company intends to defend the action vigorously. Based on the information currently available to the Company, it is currently unable to determine the likelihood of an adverse outcome or reasonably estimate the amount of loss, if any, that would be incurred as a result of such an outcome. Therefore, no liability related to this complaint has been recorded as of June 30, 2008.

As of June 30, 2008, the Company was not subject to any other material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

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

Note 8. Stock-based Compensation

Stock-based Plans

As of June 30, 2008, the Company maintained the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units, and performance shares to its employees and directors. Additionally, as of June 30, 2008, the Company has an additional plan with options outstanding from which it will not grant any additional awards, the 1999 Stock Plan (the “1999 Plan”) and has assumed unvested RSUs issued under a plan maintained by OpenAir prior to their acquisition on June 4, 2008.

The 2007 Plan, which was adopted by the Company’s Board of Directors in June 2007 and became effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of June 30, 2008, 1,899,218 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning in 2009, equal to the lower of a) 9,000,000 shares of the Company’s common stock; b) 3.5% of the Company’s aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company’s equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 plan.

The exercise price for options granted under the 1999 Plan and the 2007 Plan is the fair market value of an underlying share of common stock on the date of grant. If an optionee, at the time the option is granted, owns stock totaling more than 10% of the total combined voting rights of all classes of stock of the Company (a “10% Owner”), the exercise price for such options will not be less than 110% of the fair value of an underlying share of common stock on the date of grant. Options generally vest over a four year period and have a term of 10 years from the date of grant. Options granted under the 2007 Plan to 10% Owners have a maximum term of 5 years.

The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs.

As of June 30, 2008, all outstanding share-based payment awards qualified for classification as equity.

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2008 was as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2008	8,234	$6.40
Granted	215	$22.57
Exercised	(81)	$3.04
Cancelled and forfeited	(65)	$12.33

Outstanding at June 30, 2008	8,303	$6.81	7.3	$115,617

Vested and expected to vest	8,009	$6.53	7.3	$113,582

Exercisable at June 30, 2008	6,872	$5.06	7.0	$106,030

The total intrinsic value of the options exercised was $2.5 million during the six months ended June 30, 2007 and $1.5 million during the six months ended June 30, 2008.

As of June 30, 2008, there was $16.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 3.4 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the six month periods presented:

	Six months ended June 30,
	2007	2008
Weighted-average fair value of options granted	$6.48	$13.20
Expected term (in years)	5.5	6.0
Expected volatility	52%	61%
Risk-free interest rate	4.83%	2.95%
Dividend yield	none	none

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

Restricted Stock Units and Restricted Stock

A summary of the Company’s RSU and restricted stock activity during the six months ended June 30, 2008 is as follows:

	Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2008	5	$26.00
Granted	90	$22.75
Assumed	220	$21.57
Vested	(5)	$26.00
Cancelled and forfeited	(2)	$22.79

Nonvested at June 30, 2008	308	$21.97	1.9	$6,300

Compensation expense for RSUs and restricted stock is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of June 30, 2008, there was $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs and restricted stock that is expected to be recognized over a weighted-average period of 1.9 years.

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of June 30, 2008
(shares in thousands)
Options outstanding	8,303
RSUs and restricted stock awards outstanding	308
Warrants outstanding	10
Shares available for future grants	1,899

Total	10,520

Note 9. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.

During the quarter ended June 30, 2008, the Company recorded foreign deferred tax assets of approximately $117,000. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of its foreign deferred tax assets will realized in full. No valuation allowance has been recorded to reduce the carrying value of the Company’s foreign deferred tax assets.

The Company’s only material uncertain tax position was its research and development credits. There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2008. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of June 30, 2008.

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

Note 10. Net Loss Per Common Share

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(dollars and shares in thousands except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(18,829)	$(5,157)	$(9,552)	$(3,128)

Denominator:
Weighted-average number of common shares outstanding	8,415	60,223	8,510	60,249
Less: Weighted-average number of common shares subject to repurchase	(757)	(96)	(657)	(89)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	7,658	60,127	7,853	60,160

Net loss per common share, basic and diluted	$(2.46)	$(0.09)	$(1.22)	$(0.05)

Outstanding common stock owned by employees and subject to repurchase by the Company is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(shares in thousands)
Options to purchase shares of common stock and
RSUs	6,098	8,441	6,105	8,334
Warrants to purchase shares of common stock	10	10	10	10
Common stock subject to repurchase	757	96	657	89
Convertible preferred stock, on an if-converted basis	44,677	—	44,677	—

Total	51,542	8,547	51,449	8,433

Note 11. Related Party Transactions

In April 2008, the Company entered into a supplemental sponsorship agreement with the Oakland Athletics (the “Athletics”). A member of the Company’s Board of Directors, William L. Beane III, is also the General Manager of the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. No payments have been made by the Company to the Athletics during the six months ended June 30, 2008 under either the supplemental sponsorship agreement or other pre-existing agreements in place as of December 31, 2007.

In May 2008, the Company entered into an agreement with the San Jose Earthquakes (the “Earthquakes”). The Earthquakes share common ownership with the Athletics. Under the terms of the agreement, the Company will receive certain sponsorship benefits from the Earthquakes during 2008 in exchange for the Earthquakes’ use of the Company’s on-demand application services through May 2009. Based on an estimate received from the Earthquakes, the Company determined the value of the sponsorship benefits to be approximately $112,000.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the six months ended June 30, 2008, the Company made payments to Horn Productions totaling $54,000. The Company also provides Horn Production the right to use the Company’s services at no consideration.

As described in Note 6, as of December 31, 2007, the Company had a $20.0 million secured line of credit agreement with Tako Ventures, LLC. The line of credit expired in February 2008. Tako Ventures, LLC was owned by the Company’s majority stockholder at the time the Company originally entered into the line of credit. There were no outstanding borrowings on the line of credit as of December 31, 2007 or at any time during 2008 prior to its expiration.

Additional related party transactions with the Oakland Athletics and other related parties are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 26, 2008. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Key Components of Our Results of Operations

Revenue

Our annual revenue has grown from $17.7 million during 2004 to $108.5 million during 2007. Our revenues were $48.7 million for the six months ended June 30, 2007 and $70.7 million for the six months ended June 30, 2008.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are SMBs, which we define as companies with up to 1,000 employees. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six months ended June 30, 2008, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2008, we had deferred revenue of $72.3 million, which excludes $5.9 million of deferred revenue related to agreements with Transcosmos, Inc., (“TCI”) and Miroku Jyoho Service Ltd., (“MJS”) as described below. The 2006 transition from multi-year agreements has contributed to a reduction of the balance of non-current deferred revenue.

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

The percentage of our revenue generated outside of North America was 17% during the six months ended June 30, 2007 and 19% during the six months ended June 30, 2008. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our on-demand application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20% stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our on-demand application service in Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. We recognized $1.5 million and $3.0 million in revenue related to these agreements during the three and six month periods ended June 30, 2008, respectively. No such revenue was earned during the same periods in 2007. See Note 3 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a further description of NetSuite KK.

Employees

As our revenues have increased, we have increased our number of full-time employees to 901 at June 30, 2008 as compared to 675 at December 31, 2007 and 544 at June 30, 2007. As of June 30, 2008, our headcount includes 300 employees in sales and marketing, 398 employees in operations, professional services, training and customer support, 101 employees in product development, and 102 employees in a general and administrative capacity.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, salaries and benefits of operations, support, professional services and training personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and acquired developed technology and related plant and equipment depreciation and amortization expenses. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category.

We expect cost of revenue to remain relatively stable as a percentage of revenue; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in 2009, which will further increase our cost of revenue. We may also incur additional expenses associated with the acquisition of additional database software licenses in 2008.

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

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses and commissions, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events and webinars, amortization of intangible assets related to tradename and customer relationships, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at lower rates than for sales to new customers. As such, we expect our commission expense to decline as a percentage of revenue going forward as a larger percentage of our recognized revenue is expected to result from customer renewals.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

•	Revenue recognition;

•	Internal use software and website development costs;

•	Deferred commissions;

•	Accounting for stock-based compensation; and

•	Goodwill and other intangible assets

A description of our critical accounting policies and judgments for goodwill and other intangible assets are presented below. A description of the remainder of our critical accounting policies and judgments appears in our 2007 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments.” In addition, please see Note 2 to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K for a description of our accounting policies.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We allocated a portion of the purchase price of the acquisition to intangible assets, including customer relationships, developed technology and tradenames that are being amortized over their estimated useful lives of two to seven years. We also allocated a portion of the purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating the purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. We evaluate impairment by comparing the estimated fair value of each reporting unit to its carrying value. We estimate fair value by computing our expected future discounted operating cash flows based on historical trends, which we adjust to reflect our best estimate of future market and operating conditions. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of each reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there were no goodwill impairment indicators.

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

Results of Operations

Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Revenue	$48,742	$70,671	$25,513	$36,553
Cost of revenue	15,743	21,780	8,842	11,665

Gross profit	$32,999	$48,891	$16,671	$24,888

Gross margin	68%	69%	65%	68%

Stock-based compensation and amortization of acquisition-related intangible assets included in cost of revenue	$1,395	$819	$1,300	$525

For the Six Months Ended June 30, 2007 and 2008

Revenue for the six months ended June 30, 2008 increased $21.9 million, or 45%, compared to the same period in 2007.

$17.7 million of the increase in revenues was from new customers (those customers acquired after June 30, 2007). This increase in revenue from new customers reflects a 24% increase in the average revenue recognized per new customer during the six months ended June 30, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service and due to broader adoption of more costly industry-specific vertical solutions.

The remainder of the increase in revenues was primarily a result of existing customers’ purchases of additional user subscriptions and modules (or “upsell”) exceeding decreases resulting from customer churn. Subscription and support revenues from existing customers (those customers acquired before June 30, 2007) increased by $5.1 million for the six months ended June 30, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by nonrenewal of professional services from existing customers.

The Company did not recognize any of OpenAir’s deferred revenue that was on their balance sheet at the time of the acquisition in accordance with EITF 01-03 “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” As such, the impact of the acquisition on our total revenue during all periods presented in 2008 was not significant.

The revenue generated outside of North America was $13.7 million, or 19%, of our revenue during the six months ended June 30, 2008, as compared to $8.4 million, or 17% of our revenue during the same period in 2007.

Cost of revenue for the six months ended June 30, 2008 increased $6.0 million, or 38%, compared to the same period in 2007. The increase was primarily the result of a $5.0 million increase in personnel costs, excluding share-based compensation and a $2.1 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees primarily in professional services and support. Those increases were partially offset by a $1.4 million decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services and a $684,000 reduction in stock-based compensation expense as a result of the immediate recognition of all compensation related to a grant that was made during the second quarter of 2007.

Our gross margin increased to 69% during the six months ended June 30, 2008 compared to 68% for the same period in 2007. The increase in our gross margin resulted from economies of scale associated with increased revenue allowing for a more efficient utilization of our resources offset primarily by an increase in personnel costs in both professional services and support.

For the Three Months Ended June 30, 2007 and 2008

Revenue for the three months ended June 30, 2008 increased $11.0 million, or 43%, compared to the same period in 2007.

$10.6 million of the increase in revenues was from new customers (those customers acquired after June 30, 2007). This increase in revenue from new customers reflects a 24% increase in the average revenue recognized per new customer during the three months ended June 30, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service and due to broader adoption of more costly industry-specific vertical solutions.

The remainder of the increase in revenues was primarily a result of existing customers’ upsell exceeding decreases resulting from customer churn. Subscription and support revenues from existing customers (those customers acquired before June 30, 2007) increased by $2.0 million for the three months ended June 30, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by nonrenewal of professional services from existing customers.

The impact of the OpenAir acquisition on our total revenue during the three months ended June 30, 2008 was not significant.

The revenue generated outside of North America was $7.3 million, or 20%, of our revenue during the three months ended June 30, 2008, as compared to $4.5 million, or 18%, of our revenue during the same period in 2007.

Cost of revenue for the three months ended June 30, 2008 increased $2.8 million, or 32%, compared to the same period in 2007. The increase was primarily the result of a $2.8 million increase in personnel costs, excluding share-based compensation and a $1.1 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees primarily in professional services and support. Those increases were partially offset by a $802,000 decrease in expenses for the use of external professional services and an $884,000 reduction in stock-based compensation expense.

Our gross margin increased to 68% during the three months ended June 30, 2008 compared to 65% for the same period in 2007. The increase in our gross margin resulted from economies of scale associated with increased revenue allowing for a more efficient utilization of our resources offset primarily by an increase in personnel coasts in both professional services and support.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six months ended June 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$15,030	31%	$8,534	12%
Sales and marketing	27,823	57%	37,206	53%
General and administrative	8,675	18%	10,612	15%

Total operating expenses	$51,528	106%	$56,352	80%

	Three months ended June 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$6,605	26%	$4,452	12%
Sales and marketing	15,295	60%	19,401	53%
General and administrative	4,045	16%	5,145	14%

Total operating expenses	$25,945	102%	$28,998	79%

(1)	Includes stock-based compensation expense and amortization of acquisition-related intangibles as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Product development	$8,641	$1,031	$3,338	$548
Sales and marketing	2,269	902	2,226	568
General and administrative	2,837	1,085	1,316	587

Total stock-based compensation expense and amortization of acquisition-related intangible assets	$13,747	$3,018	$6,880	$1,703

For the Six Months Ended June 30, 2007 and 2008

Product development expenses for the six months ended June 30, 2008 decreased $6.5 million, or 43%, as compared to the same period in 2007. The decreases were primarily the result of decreases in stock-based compensation expense which declined $7.6 million during the first half of 2008 as compared to the same period in 2007 as a result of awards that were subject to variable accounting during 2007. The decrease in stock-based compensation expense was partially offset by a $1.1 million increase in other personnel costs attributable to an increase in the number of employees during 2008 compared to 2007.

Sales and marketing expenses for the six months ended June 30, 2008 increased $9.4 million, or 34%, as compared to the same period in 2007. The increases were primarily the result of an $8.7 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees and a $684,000 increase in marketing expense. The increase in personnel costs include a $1.9 million increase in commission expense during the six months ended June 30, 2008 compared to the same period in 2007, resulting from the growth in revenue. Those increases were partially offset by a $1.4 million decrease in stock-based compensation expense during 2008 as compared to the same period in 2007 as a result of the immediate recognition of all compensation related to a grant made during the second quarter of 2007 that immediately became fully vested.

General and administrative expenses for the six months ended June 30, 2008 increased $1.9 million, or 22%, as compared to the same period in 2007. The increases were primarily the result of a $1.9 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees and an $880,000 increase in building occupancy costs. Those increases were partially offset by a $1.8 million decrease in stock-based compensation expense during 2008 as a result of awards that were subject to variable accounting during 2007. During 2007, total general and administrative expenses were reduced by approximately $1.1 million due to the release of a previously established accrual for uncollected sales taxes as the amount was determined no longer to be probable of payment; there was no such benefit recorded during 2008. Legal and professional fees were relatively unchanged during 2008 as compared to the same period in 2007 primarily as a result of one-time accounting costs incurred during the second quarter of 2007 in preparation for our initial public offering which were substantially offset by additional compliance costs associated with operating as a public company incurred during the first quarter of 2008.

For the Three Months Ended June 30, 2007 and 2008

Product development expenses for the three months ended June 30, 2008 decreased $2.2 million or 33% as compared to the same period in 2007. The decreases were the result of decreases in stock-based compensation expense which declined $2.8 million for the second quarter of 2008 as compared to the same period in 2007 as a result of awards that were subject to variable accounting during 2007. The decrease in stock-based compensation expense was partially offset by an $808,000 increase in other personnel costs attributable to an increase in the number of employees during 2008 as compared to the same period in 2007.

Sales and marketing expenses for the three months ended June 30, 2008 increased $4.1 million, or 27% as compared to the same period in 2007. The increases were primarily the result of a $4.4 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees and a $587,000 increase in marketing expense. The increase in personnel costs include an $891,000 increase in commission expense during 2008 compared to the same period in 2007 resulting from the growth in revenue. Those increases were partially offset by a $1.7 million decrease in stock-based compensation expense during the second quarter of 2008 as compared to the same period in 2007.

General and administrative expenses for the three months ended June 30, 2008 increased $1.1 million, or 27%, as compared to the same period in 2007. The increases were primarily the result of a $930,000 increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number employees and a $530,000 increase in building occupancy costs. These increases were partially offset by a $729,000 decrease in stock-based compensation expense during 2008 as a result of awards that were subject to variable accounting during 2007. During the second quarter of 2007, total general and administrative expenses were reduced by approximately $1.1 million due to the release of a previously established accrual for uncollected sales taxes as the amount was determined no longer to be probable of payment; there was no such benefit recorded during 2008. Legal and professional fees decreased $487,000 during the second quarter of 2008 as compared to the same period in 2007 primarily as a result of one-time accounting costs incurred during 2007 in preparation for our initial public offering.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of minority interest were as follows for the periods presented:

	Six months ended June 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$72	0%	$2,696	4%
Interest expense, including amounts paid to related party	(396)	-1%	(298)	0%
Other income / (expense)	115	0%	(154)	0%
Income taxes	(325)	-1%	(590)	-1%
Minority interest	234	0%	650	1%

	Three months ended June 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$—	0%	$1,078	3%
Interest expense, including amounts paid to related party	(218)	-1%	(81)	0%
Other income / (expense)	7	0%	(56)	0%
Income taxes	(176)	-1%	(361)	-1%
Minority interest	109	0%	402	1%

Interest income for the six months ended June 30, 2008 increased $2.6 million compared to the same period in 2007. The increase for the three months ended June 30, 2008 was $1.1 million compared to the same period in 2007. The increase was primarily the result of interest earned on the proceeds of our December 2007 initial public offering (“IPO”) which was invested in interest earning Money Market Mutual Funds during 2008.

The decrease in other income / (expense) during the six months ended June 30, 2008 as compared to the same period during 2007 was primarily the result of a $173,000 increase in net foreign exchange rate losses recognized during those periods. The decrease in other income / (expense) during the three months ended June 30, 2008 as compared to the same period during 2007 was primarily the result of a $21,000 increase in net foreign exchange rate losses recognized during those periods.

Liquidity and Capital Resources

As of June 30, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $137.4 million and $21.5 million in accounts receivable, net of allowance. Our cash and cash equivalents include the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO that was allocated for working capital purposes.

A summary of our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2007	2008
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$793	$(290)
Net cash used in investing activities	(2,344)	(31,064)
Net cash provided by / (used in) financing activities	4,959	(1,095)
Effect of exchange rate changes on cash and cash equivalents	(344)	411

Net change in cash and cash equivalents	$3,064	$(32,038)

Cash provided by / used in operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales, the level of the deferred revenue on these sales, and the timing of the payment of our liabilities all have a significant impact on our cash flows. Cash flows from operations declined during the six months ended June 30, 2008 as compared to the same period in 2007 in part as a result of increased payments on liabilities, including a $1.1 million payment of foreign income taxes, and an increase in billings that more than offset the benefits of our increased revenues.

Cash used in investing activities during the six months ended June 30, 2008 was primarily related to $28.2 million in cash used for the acquisition of OpenAir, net of cash received. Capital expenditures during 2008 included first quarter equipment purchased to facilitate our increased data center capacity. The six months ended June 30, 2008 and 2007 also included additional capital expenditures consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce.

The net cash used in financing activities for the six months ended June 30, 2008 was primarily related to payments on capital leases and the payment of issuance costs incurred during 2007 related to our initial public offering. The net cash provided by financing activities for the six months ended June 30, 2007 was primarily related to the repayments of notes receivable from our employees related to the exercise of stock options and advances on our line-of-credit. These cash inflows were partially offset by payments on capital leases.

As of June 30, 2008, we had an accumulated deficit of $250.0 million. Prior to our December 2007 IPO, we funded this deficit primarily through the net proceeds of private placements of preferred stock, and from debt financing activities. Our outstanding borrowings were repaid in December from the proceeds of our IPO.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

On April 24, 2008, we entered into an Amendment of the Original Lease for our corporate headquarters located in San Mateo, California which commenced on June 1, 2008. Under the terms of the Amendment, we increased the rented area for our corporate headquarters by approximately 34,000 square feet. After the increase, the total area of the corporate headquarters is approximately 93,000 square feet. The Amendment expires on August 31, 2012, which is also the last day of the term of the Original Lease. We have the option to renew both the Original Lease and the Amendment for one five-year term. Under the Original Lease and the Amendment, the future minimum lease payments for our corporate headquarters are as follows:

Years ended December 31,	Original lease	Amendment	Total
	(dollars in thousands)
2008	$1,469	$773	$2,242
2009	1,528	1,897	3,425
2010	1,563	1,973	3,536
2011	1,610	2,052	3,662
2012	1,105	1,411	2,516

Total	$7,275	$8,106	$15,381

In addition to the above future minimum lease payments, we will be responsible for our pro rata share of expenses and taxes for the building, as defined in the Original Lease and the Amendment.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets. The statement also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $137.4 million at June 30, 2008. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings are denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2008 would result in a loss of approximately $644,000. To date, we have not entered into any hedging contracts although we may do so in the future.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three months or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2008 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

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

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. The complaint alleged infringement of a patent held by Triton IP, LLC by us and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. NetSuite filed its answer to the amended complaint and its counterclaims on July 18, 2008. The initial status conference has been set for August 21, 2008. To date, no discovery has occurred. We intend to defend the action vigorously.

ITEM 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a quarterly or annual basis since our formation. We experienced a net loss of $5.2 million during the six months ended June 30, 2008 and $23.9 million during the year ended December 31, 2007. As of June 30, 2008, our accumulated deficit was $250.0 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We sell our application suite pursuant to service agreements that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed at the same or higher levels. Moreover, under specific circumstances, our customers have the right to cancel their service agreements before they expire. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and modules after the first year of their subscriptions. We have limited historical data with respect to rates of customer subscription renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

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

We anticipate the addition of a second data center facility to increase capacity and for disaster recovery purposes during 2009. There can be no assurances that the addition of a second data center facility will be completed in a timely manner and will not result in errors, defects, disruptions or other performance problems with our services.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $108.5 million during the year ended December 31, 2007. Our revenues were $48.7 million for the six months ended June 30, 2007 and $70.7 million for the six months ended June 30, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 901 at June 30, 2008.

Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margin or operating expenses in any particular quarter.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results may be harmed.

The markets for ERP, CRM and Ecommerce applications are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margin or the failure of our service to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

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

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. NetSuite Inc., CDC Corporation and CDC Software, Inc. The complaint alleged infringement of a patent held by Triton IP, LLC by us and the other defendants. On April 30, 2008, an amended complaint was filed that changed the name of the plaintiff to SFA Systems, LLC and also added The Cobalt Group, Inc. and OnStation Corporation as additional defendants to the civil action. NetSuite filed its answer to the amended complaint and its counterclaims on July 18, 2008. The initial status conference has been set for August 21, 2008. To date, no discovery has occurred. We intend to defend the action vigorously.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting. There can be no assurances that control deficiencies will not be identified in the future. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending December 31, 2008 and, as part of that documentation and testing, identifying areas for attention and improvement.

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

In 2007, we began to collect sales tax from our customers and remit such taxes in states where we believe we are required to do so. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other channel partners. We have recorded sales tax liabilities of $1.4 million as of June 30, 2008 in respect of sales and use tax liabilities in various states and local jurisdictions. A successful assertion that we should be collecting additional sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

We have undertaken an acquisition in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

We may in the future seek to acquire or invest in additional businesses, products, technologies or other assets. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 53.9% of our common stock as of June 30, 2008. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 65.3% of our common stock as of June 30, 2008. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements pertaining to our initial public offering expired after the market closed on June 16, 2008. As of June 30, 2008, we have outstanding a total of 60,270,210 shares of common stock, of which approximately 11,343,000 shares were freely tradable, without restriction, in the public market at that date. Excluding shares that are held by NetSuite Restricted Holdings LLC, which are subject to certain restrictions on disposition, approximately 16,876,000 of the remaining shares that were subject to these lock-up agreements became freely tradable on August 8, 2008, in accordance with our Insider Trading Compliance Policy. Additionally, as of June 30, 2008, there were 5,285,807 vested and exercisable options outstanding for which the underlying shares were subject to our Insider Trading Compliance Policy that also became freely tradable for the first time on August 8, 2008.

If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on May 29, 2008. The two persons named below were elected to serve as directors for three years and until their successors are duly elected and qualified, subject to their earlier death, resignation or removal.

	For	Withheld
Zachary Nelson	54,553,842	400,052
Kevin Thompson	54,540,472	413,422

The other matter voted upon at our 2008 Annual Meeting of Stockholders was the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of such vote were:

For	Against	Abstain	Broker non-votes
54,233,280	120,614	599,999	0

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits

10.1	NetSuite Inc. 2007 Equity Incentive Plan, as amended July 31, 2008*

10.2	Form of Notice of Grant of Stock Option under the NetSuite Inc. 2007 Equity Incentive Plan*

10.3	Form of Notice of Grant of Restricted Stock Units under the NetSuite Inc. 2007 Equity Incentive Plan*

10.4	Form of Notice of Grant of Performance Units under the NetSuite Inc. 2007 Equity Incentive Plan*

10.5	OpenAir, Inc. 2008 Restricted Stock Unit Plan*

10.6	Form of Notice of Grant of Restricted Stock Units under the OpenAir Inc. 2008 Restricted Stock Unit Plan*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2008	NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever
Chief Financial Officer