Form 10-Q
period 2008-09-30
NETSUITE INC
filed 2008-11-13
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On October 31, 2008, 60,835,104 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1.	Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$169,408	$133,036
Accounts receivable, net of allowances of $585 and $453 as of December 31, 2007 and September 30, 2008, respectively	18,698	22,594
Deferred commissions	13,241	11,745
Other current assets	1,778	2,195

Total current assets	203,125	169,570
Property and equipment, net	12,068	14,309
Deferred commissions, non-current	2,275	1,914
Goodwill	—	18,424
Other intangible assets, net	—	9,335
Other assets	1,309	1,712

Total assets	$218,777	$215,264

Liabilities, minority interest and stockholders’ equity
Current liabilities:
Accounts payable	$2,788	$5,553
Deferred revenue	65,875	67,744
Accrued compensation	8,552	9,842
Other current liabilities	13,784	10,215

Total current liabilities	90,999	93,354

Long-term liabilities:
Deferred revenue, non-current	11,111	8,452
Other long-term liabilities	4,257	3,804

Total long-term liabilities	15,368	12,256

Total liabilities	106,367	105,610

Minority interest	1,330	605

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	601	607
Additional paid-in capital	355,155	364,459
Accumulated other comprehensive income	215	273
Accumulated deficit	(244,891)	(256,290)

Total stockholders’ equity	111,080	109,049

Total liabilities, minority interest and stockholders’ equity	$218,777	$215,264

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Revenue	$76,807	$111,075	$28,065	$40,404
Cost of revenue (1)	24,183	35,513	8,440	13,733

Gross profit	52,624	75,562	19,625	26,671

Operating expenses:
Product development (1)	18,713	14,590	3,683	6,056
Sales and marketing (1)	41,906	57,427	14,083	20,221
General and administrative (1)	12,297	17,038	3,622	6,426

Total operating expenses	72,916	89,055	21,388	32,703

Operating loss	(20,292)	(13,493)	(1,763)	(6,032)

Other income / (expense), net:
Interest income	96	3,446	24	750
Interest expense	(28)	(139)	(7)	(2)
Interest expense paid to related party	(580)	(224)	(205)	(63)
Other income / (expense), net	333	(1,029)	218	(875)

Total other income / (expense), net	(179)	2,054	30	(190)

Loss before income taxes and minority interest	(20,471)	(11,439)	(1,733)	(6,222)
Provision for income taxes	529	811	204	221

Loss before minority interest	(21,000)	(12,250)	(1,937)	(6,443)
Minority interest	376	851	142	201

Net loss	$(20,624)	$(11,399)	$(1,795)	$(6,242)

Net loss per common share, basic and diluted	$(2.60)	$(0.19)	$(0.21)	$(0.10)

Weighted average number of shares used in computing net loss per share	7,922	60,230	8,412	60,436

(1) Includes stock-based compensation expense and amortization of intangible assets as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Cost of revenue	$1,520	$1,932	$125	$1,113
Product development	8,898	2,178	256	1,147
Sales and marketing	2,315	2,136	46	1,234
General and administrative	3,051	2,133	215	1,048

Total stock-based compensation expense and amortization of intangible assets	$15,784	$8,379	$642	$4,542

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(20,624)	$(11,399)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,351	3,823
Amortization of other intangible assets	—	967
Provision for accounts receivable allowances	414	507
Stock-based compensation	15,784	7,411
Amortization of deferred commissions	14,437	17,112
Loss on disposal of property and equipment	1	43
Minority interest	(376)	(851)
Accrued interest on notes receivable from stockholders	(56)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,039)	(4,410)
Deferred commissions	(13,630)	(15,242)
Other current assets	(456)	(366)
Other assets	62	(342)
Accounts payable	(803)	(285)
Accrued compensation	1,370	926
Deferred revenue	2,151	(800)
Other current liabilities	2,887	(972)
Other long-term liabilities	(55)	186

Net cash provided by / (used in) operating activities	418	(3,692)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	6	18
Purchases of property and equipment	(3,331)	(4,496)
Capitalized internal use software	(87)	(184)
Acquisition of OpenAir, net of cash received	—	(28,221)

Net cash used in investing activities	(3,412)	(32,883)

Cash flows from financing activities:
Payment of offering costs	(1,065)	(950)
Proceeds from line of credit from related party	1,000	—
Proceeds from notes receivable from stockholders	4,429	—
Payments under capital leases and long-term debt	(718)	(1,182)
Proceeds from issuance of common stock	764	1,897

Net cash provided by / (used in) financing activities	4,410	(235)

Effect of exchange rate changes on cash and cash equivalents	159	438

Net change in cash and cash equivalents	1,575	(36,372)
Cash and cash equivalents at beginning of period	9,910	169,408

Cash and cash equivalents at end of period	$11,485	$133,036

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related party	$535	$248
Interest for capital leases and long-term debt	$41	$4
Income taxes, net of tax refunds	$25	$1,871
Noncash financing and investing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$702	$87
Fixed assets acquired under capital lease	$422	$—

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2007 and 2008 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

As of September 30, 2008, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of NetSuite KK to the extent of the minority investors’ individual investments.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Net loss	$(20,624)	$(11,399)	$(1,795)	$(6,242)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of tax	116	57	343	(69)

Comprehensive loss	$(20,508)	$(11,342)	$(1,452)	$(6,311)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2007 and September 30, 2008, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2007 and September 30, 2008, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Americas	$63,371	$90,219	$22,995	$33,228
International	13,436	20,856	5,070	7,176

Total revenue	$76,807	$111,075	$28,065	$40,404

Approximately 10% of the Company’s revenue originated from the United Kingdom during the three months ended September 30, 2008. No single country outside the United States represented more than 10% of revenue during the nine months ended September 30, 2007 or 2008 or the three months ended September 30, 2007.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Foreign Currency Derivatives and Hedging Instruments

In countries outside the U.S., we transact business in various currencies besides the U.S. dollar. In addition the Company has certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. dollar. During the three months ended September 30, 2008, we hedged certain foreign denominated receivables held by the Company to reduce the risk that our earnings would be adversely affected by changes in exchange rates. We account for our derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts which hedge nonfunctional currency denominated accounts receivables are recorded each period as a component of other income / (expense) in the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit. That fair value estimate is then compared to the carrying value of the reporting unit. During the nine months ended September 30, 2008, there were no impairments to goodwill.

Other intangible assets, consisting of developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from two to seven years.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of the long-lived assets, including property and equipment and other intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges during the nine months ended September 30, 2008.

Note 3. Business Combinations – Acquisition of OpenAir

On June 4, 2008, the Company acquired all of the outstanding share capital of OpenAir, Inc. (“OpenAir”), for aggregate consideration of approximately $35.1 million (the “Consideration”). The Consideration consists of the cash consideration paid to OpenAir’s former shareholders totaling $33.0 million and other direct transaction costs of $2.1 million consisting primarily of investment banking fees and other professional fees. The cash used in the acquisition was $28.2 million, net of $6.1 million in cash and cash equivalents acquired as part of the transaction. The Company has also accrued $568,000 for other direct transaction costs that will be paid subsequent to September 30, 2008.

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

The allocation of the Initial Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$6,141
Accounts receivable	1,844
Other current assets	108
Property and equipment	296
Other non-current assets	39

Total tangible assets	8,428

Intangible assets:
Goodwill	18,424
Developed technology	4,502
Tradename	523
Customer relationships	5,113

Total intangible assets	28,562

Liabilities assumed:
Accounts payable and accrued liabilities	(1,934)

Total liabilities assumed	(1,934)

Net assets acquired	$35,056

Pro Forma financial statements have not been included as the amounts are not material to the historical consolidated financial results of the Company.

Note 4. Financial Instruments

Fair Value Measurements

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

The Company measures certain financial assets at fair value on a recurring basis. As of September 30, 2008, those assets were comprised of cash equivalents invested in money market mutual funds. The fair value of these financial assets was determined using the following inputs at September 30, 2008:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(dollars in thousands)
Cash equivalents	$116,923	$116,923	$—	$—

Balance Sheet Hedging - Hedging of Foreign Currency Assets

During the three months ended September 30, 2008, we hedged certain of our foreign denominated receivables to reduce the risk that our earnings would be adversely affected by changes in exchange rates. These derivative instruments hedge assets that are denominated in foreign currencies. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets being hedged. All contracts that the Company entered into during the period expired prior to quarter end and we did not have any such derivative contracts outstanding as of September 30, 2008 or December 31, 2007. There were no unrecognized gains or losses on derivative instruments on either of those dates. During both the three and nine months ended September 30, 2008, the net loss on hedged assets recognized was $17,000 and the net gain recognized on the hedging instruments was $9,000 resulting in a net loss recognized in other income / (expense) of $8,000. There were no such gains or losses recognized during the same periods in 2007.

Note 5. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2008 was as follows:

(dollars in thousands)
Balance as of January 1, 2008	$—
Goodwill acquired during year	18,424

Balance as of September 30, 2008	$18,424

The carrying amount of other intangible assets at September 30, 2008 was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	(dollars in thousands)
Developed technology	$4,502	$(484)	$4,018
Tradename	523	(84)	439
Customer relationships	5,113	(235)	4,878

Total	$10,138	$(803)	$9,335

The total amortization expense for other intangible assets was $967,000 during the nine months ended September 30, 2008. Amortization of acquired developed technology is included in cost of revenue and is being amortized over an estimated economic life of three years. Amortization of tradename and customer relationships is included in operating expenses – sales and marketing, and is being amortized over periods of two and seven years, respectively.

During the three-months ended September 30, 2008, the Company recorded $164,000 in amortization expense related to the historical use of certain intellectual property rights.

Future amortization of intangible assets recorded as of September 30, 2008 is expected to be as follows:

(dollars in thousands)
Fiscal year ended:
December 31, 2008 (remainder of the year)	$623
December 31, 2009	2,493
December 31, 2010	2,343
December 31, 2011	1,372
December 31, 2012	730
Thereafter	1,774

Total	$9,335

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

Note 7. Commitments and Contingencies

Sales and Use Taxes

Prior to the first quarter of 2007, the Company did not collect sales and use taxes from its customers. Based on the services provided to customers in certain states, and subsequent research of the applicable statutes, regulations, rulings and other authority, the Company determined that it was both probable and estimable that the Company owed uncollected sales and use tax in various states and local jurisdictions. Accordingly, the Company provided for that liability, including applicable penalties and interest that were considered reasonably estimable. During the nine months ended September 30, 2008, the Company made settlement payments in several states that resulted in a reduction of the amount of the liability. In 2007, an administrative hearing was held regarding the taxability of the Company’s services in one of the states where the Company had accrued for potential sales tax liabilities based on a prior assessment by this state. The outcome of the hearing indicated that the Company’s services are exempt from sales tax in this state. Therefore, the Company concluded that the previously accrued amounts were no longer probable of being paid and reversed accruals of $1.1 million related to this potential sales tax liability during the second quarter of 2007. Sales tax liabilities totaled $1.9 million as of December 31, 2007 and $1.1 million as of September 30, 2008.

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

Legal Proceedings

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas that alleged the Company infringed upon a patent held by SFA Systems, LLC. The parties reached a settlement agreement in connection with the matter subsequent to September 30, 2008. The amount of the settlement was not material to the results of operations of the Company. The court dismissed the complaint as of October 27, 2008.

As of September 30, 2008, the Company was not subject to any other material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

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

Note 8. Stock-based Compensation

Stock-based Plans

As of September 30, 2008, the Company maintained the 2007 Equity Incentive Plan (the “2007 Plan”) for the purpose of granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance share units (“PSUs”), and performance shares to its employees and directors. Additionally, as of September 30, 2008, the Company has an additional plan with options outstanding from which it will not grant any additional awards, the 1999 Stock Plan (the “1999 Plan”) and has assumed unvested RSUs issued under a plan maintained by OpenAir prior to their acquisition on June 4, 2008.

The 2007 Plan, which was adopted by the Company’s Board of Directors in June 2007 and became effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of September 30, 2008, 157,031 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning in 2009, equal to the lower of a) 9,000,000 shares of the Company’s common stock; b) 3.5% of the Company’s aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company’s equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 plan.

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

The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs and PSUs.

Under the 2007 Plan, during August 2008 the Company granted selected executives and other key employees PSUs whose vesting is contingent upon meeting companywide performance goals; 50% of the shares are contingent on meeting 2008 revenue goals and 50% of the shares are contingent upon meeting 2008 goals for a non-GAAP measure of net income. As of September 30, 2008, management estimates that it is probable that the Company will meet the goals for the non-GAAP measure of net income but it is not probable that the Company will meet the goals for revenue. Shares which are not forfeited due to the failure to meet the performance goals will vest in three equal tranches in the first quarter of 2009, 2010 and 2011. The fair value of each PSU grant was estimated on the date of grant using the same model used for RSUs granted under the 2007 Plan. During the performance period, the Company recognizes compensation cost for the PSUs only if it is deemed probable that the performance goals will be met. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. If the Company achieves a performance goal that it previously determined it was not probable of meeting, the Company will record a catch-up accrual for stock-based compensation expense in the period it determines that achievement of the goal became probable. If the performance goals are met, compensation cost for the PSUs will continue to be recognized over the vesting period of those awards. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, compensation costs for each tranche of the PSUs will be recognized over the vesting period for those individual tranches.

As of September 30, 2008, all outstanding stock-based payment awards qualified for classification as equity.

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2008 was as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2008	8,234	$6.40
Granted	945	$18.46
Exercised	(638)	$2.97
Cancelled and forfeited	(229)	$13.28

Outstanding at September 30, 2008	8,312	$7.85	7.3	$87,658

Vested and expected to vest	7,396	$6.86	7.1	$84,652

Exercisable at September 30, 2008	6,373	$4.57	5.9	$81,262

The total intrinsic value of the options exercised was $4.2 million during the nine months ended September 30, 2007 and $9.5 million during the nine months ended September 30, 2008.

As of September 30, 2008, there was $21.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 3.3 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the nine month periods presented:

	Nine months ended September 30,
	2007	2008
Weighted-average fair value of options granted	$6.48	$10.42
Expected term (in years)	5.5	6.1
Expected volatility	52%	57%
Risk-free interest rate	4.83%	3.20%
Dividend yield	none	none

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

Restricted Stock Units, Restricted Stock and Performance Share Units

A summary of the Company’s RSU, restricted stock and PSU activity during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2008	5	$26.00
Granted	1,265	$17.64
Assumed	220	$21.57
Vested	(6)	$25.37
Cancelled and forfeited	(19)	$22.06

Nonvested at September 30, 2008	1,465	$18.35	3.2	$26,444

Compensation expense for RSUs, restricted stock and PSUs is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of September 30, 2008, there was $20.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs, restricted stock and PSUs that is expected to be recognized over a weighted-average period of 3.2 years.

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of September 30, 2008
(shares in thousands)
Options outstanding	8,312
RSUs and restricted stock awards outstanding	1,465
Warrants outstanding	10
Shares available for future grants	157

Total	9,944

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

As of September 30, 2008, the Company had foreign deferred tax assets of approximately $117,000. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of its foreign deferred tax assets will be realized in full. No valuation allowance has been recorded to reduce the carrying value of the Company’s foreign deferred tax assets. The Company has also recorded deferred state tax liabilities of approximately $600,000 as of September 30, 2008 related to liabilities created in connection with the acquisition of OpenAir.

The Company’s only material uncertain tax position was its research and development credits. There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2008. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of September 30, 2008.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(dollars and shares in thousands except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(20,624)	$(11,399)	$(1,795)	$(6,242)

Denominator:
Weighted-average number of common shares outstanding	8,471	60,320	8,548	60,514
Less: Weighted-average number of common shares subject to repurchase	(549)	(90)	(136)	(78)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	7,922	60,230	8,412	60,436

Net loss per common share, basic and diluted	$(2.60)	$(0.19)	$(0.21)	$(0.10)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(shares in thousands)
Options to purchase shares of common stock and RSUs	6,329	8,617	6,982	9,202
Warrants to purchase shares of common stock	10	10	10	10
Common stock subject to repurchase	549	90	136	78
Convertible preferred stock, on an if-converted basis	44,677	—	44,677	—

Total	51,565	8,717	51,805	9,290

Note 11. Related Party Transactions

In April 2008, the Company entered into a supplemental sponsorship agreement with the Oakland Athletics (the “Athletics”). A member of the Company’s Board of Directors, William L. Beane III, is also the General Manager of the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. For the nine months ended September 30, 2008, the Company made payments to the Athletics totaling $73,000.

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

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the nine months ended September 30, 2008, the Company made payments to Horn Productions totaling $93,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

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

There were no additional related party transactions entered into during 2008. Additional related party transactions entered into prior to December 31, 2007 with the Oakland Athletics and other related parties are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Key Components of Our Results of Operations

Revenue

Our annual revenue has grown from $17.7 million during 2004 to $108.5 million during 2007. Our revenues were $76.8 million for the nine months ended September 30, 2007 and $111.1 million for the nine months ended September 30, 2008.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are SMBs, which we define as companies with up to 1,000 employees. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine months ended September 30, 2008, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2008, we had deferred revenue of $71.9 million, which excludes $4.3 million of deferred revenue related to agreements with Transcosmos, Inc., (“TCI”) and Miroku Jyoho Service Ltd., (“MJS”) as described below. The 2006 transition from multi-year agreements has contributed to a reduction of the balance of non-current deferred revenue.

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

The percentage of our revenue generated outside of North America was 17% during the nine months ended September 30, 2007 and 19% during the nine months ended September 30, 2008. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our on-demand application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20% stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our on-demand application service in Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. We recognized $1.5 million and $4.5 million in revenue related to these agreements during the three and nine month periods ended September 30, 2008, respectively and $427,000 and $427,000 during the three and nine month periods ended September 30, 2007. See Note 3 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a further description of NetSuite KK.

Employees

As our revenues have increased, we have increased our number of full-time employees to 959 at September 30, 2008 as compared to 675 at December 31, 2007 and 603 at September 30, 2007. As of September 30, 2008, our headcount includes 322 employees in sales and marketing, 422 employees in operations, professional services, training and customer support, 112 employees in product development, and 103 employees in a general and administrative capacity. Our September 30, 2007 headcount included 226 employees in sales and marketing, 232 employees in operations, professional services, training and customer support, 76 employees in product development, and 69 employees in a general and administrative capacity.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, support, professional services and training personnel, stock-based compensation, software license fees, costs associated with website development activities, allocated overhead, intangible asset amortization expense associated with capitalized internal use software and acquired developed technology and related plant and equipment depreciation and amortization expenses. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

We expect cost of revenue to decrease slightly as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in 2009, which will further increase our cost of revenue. We may also incur additional expenses associated with the acquisition of additional database software licenses.

Operating Expenses - Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, which will cause us to incur additional expenses related to translation and localization of our application for use in other countries.

We expect product development expenses to increase in absolute dollars as we extend our service offerings in other countries and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to tradename and customer relationships, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at lower rates than for sales to new customers. As such, we expect our commission expense to decline as a percentage of revenue going forward as a larger percentage of our recognized revenue is expected to result from customer renewals.

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

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees and other corporate expenses and allocated overhead.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We allocated a portion of the purchase price of the acquisition of OpenAir to intangible assets, including customer relationships, developed technology and tradenames that are being amortized over their estimated useful lives of two to seven years. We also allocated a portion of the purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating the purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates, which could significantly affect our operating results and financial position.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Revenue	$76,807	$111,075	$28,065	$40,404
Cost of revenue	24,183	35,513	8,440	13,733

Gross profit	$52,624	$75,562	$19,625	$26,671

Gross margin	69%	68%	70%	66%

Stock-based compensation and amortization of intangible assets included in cost of revenue	$1,520	$1,932	$125	$1,113

For the Nine Months Ended September 30, 2007 and 2008

Revenue for the nine months ended September 30, 2008 increased $34.3 million, or 45%, compared to the same period in 2007.

$21.7 million of the increase in revenues was from new customers (those customers acquired after September 30, 2007). This increase in revenue from new customers reflects a 28% increase in the average revenue recognized per new customer during the nine months ended September 30, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service and due to broader adoption of more costly industry-specific vertical solutions.

The remainder of the increase in revenues was primarily a result of existing customers’ purchases of additional user subscriptions and modules (or “upsell”) exceeding decreases resulting from customer churn. Subscription and support revenues from existing customers (those customers acquired before September 30, 2007) increased by $13.0 million for the nine months ended September 30, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by nonrenewal of professional services from existing customers.

The revenue generated outside of North America was $20.9 million, or 19%, of our revenue during the nine months ended September 30, 2008, as compared to $13.4 million, or 17% of our revenue during the same period in 2007.

Cost of revenue for the nine months ended September 30, 2008 increased $11.3 million, or 47%, compared to the same period in 2007. The increase was primarily the result of a $7.8 million increase in personnel costs including stock-based compensation, and a $3.3 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees required to support our growing client base. Those increases were partially offset by a $2.0 million decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services.

Our gross margin decreased to 68% during the nine months ended September 30, 2008 compared to 69% for the same period in 2007. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization and investments in data center capacity.

For the Three Months Ended September 30, 2007 and 2008

Revenue for the three months ended September 30, 2008 increased $12.3 million, or 44%, compared to the same period in 2007.

$10.3 million of the increase in revenues was from new customers (those customers acquired after September 30, 2007). This increase in revenue from new customers reflects a 26% increase in the average revenue recognized per new customer during the three months ended September 30, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service and due to broader adoption of more costly industry-specific vertical solutions.

The remainder of the increase in revenues was primarily a result of existing customers’ upsell exceeding decreases resulting from customer churn. Subscription and support revenues from existing customers (those customers acquired before September 30, 2007) increased by $3.9 million for the three months ended September 30, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by nonrenewal of professional services from existing customers.

The revenue generated outside of North America was $7.2 million, or 18%, of our revenue during the three months ended September 30, 2008, as compared to $5.1 million, or 18%, of our revenue during the same period in 2007.

Cost of revenue for the three months ended September 30, 2008 increased $5.3 million, or 63%, compared to the same period in 2007. The increase was primarily the result of a $3.5 million increase in personnel costs including stock-based compensation, and a $1.2 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees required to support our growing client base. Those increases were partially offset by a $541,000 decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services.

Our gross margin decreased to 66% during the three months ended September 30, 2008 compared to 70% for the same period in 2007. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization, investments in data center capacity, increased share-based compensation expenses, and the amortization of intangible assets.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine months ended September 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$18,713	24%	$14,590	13%
Sales and marketing	41,906	55%	57,427	52%
General and administrative	12,297	16%	17,038	15%

Total operating expenses	$72,916	95%	$89,055	80%

	Three months ended September 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$3,683	13%	$6,056	15%
Sales and marketing	14,083	50%	20,221	50%
General and administrative	3,622	13%	6,426	16%

Total operating expenses	$21,388	76%	$32,703	81%

(1) Includes stock-based compensation expense and amortization of intangible assets as follows:

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Product development	$8,898	$2,178	$256	$1,147
Sales and marketing	2,315	2,136	46	1,234
General and administrative	3,051	2,133	215	1,048

Total stock-based compensation expense and amortization of intangible assets	$14,264	$6,447	$517	$3,429

For the Nine Months Ended September 30, 2007 and 2008

Product development expenses for the nine months ended September 30, 2008 decreased $4.1 million, or 22%, as compared to the same period in 2007. The decreases were primarily the result of a decrease in stock-based compensation expense of $6.7 million during the first three quarters of 2008 as compared to the same period in 2007, as awards that were subject to variable accounting in 2007 were fully vested prior to 2008. The decrease in stock-based compensation expense was partially offset by a $2.5 million increase in other personnel costs attributable to an increase in the number of employees during 2008 compared to 2007.

Sales and marketing expenses for the nine months ended September 30, 2008 increased $15.5 million, or 37%, as compared to the same period in 2007. The increases were primarily the result of a $12.2 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees and a $1.1 million increase in marketing expense. The increase in personnel costs includes a $2.7 million increase in commission expense during the nine months ended September 30, 2008 as compared to the same period in 2007, resulting from the growth in revenue. Those increases were partially offset by a $499,000 decrease in stock-based compensation expense during 2008 as compared to the same period in 2007 as a result of the immediate recognition of all compensation expense related to a fully vested grant made during the second quarter of 2007.

General and administrative expenses for the nine months ended September 30, 2008 increased $4.7 million, or 39%, as compared to the same period in 2007. The increases were primarily the result of a $2.9 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees, a $1.6 million increase in building occupancy costs, resulting from increased space requirements due to our increasing headcount, and a $764,000 increase in legal and professional fees. Those increases were partially offset by a $918,000 decrease in stock-based compensation expense during 2008 as a result of awards that were subject to variable accounting during 2007. During 2007, total general and administrative expenses were reduced by approximately $1.1 million due to the release of a previously established accrual for uncollected sales taxes as the amount was determined no longer to be probable of payment; there was no such benefit recorded during 2008.

For the Three Months Ended September 30, 2007 and 2008

Product development expenses for the three months ended September 30, 2008 increased $2.4 million, or 64%, as compared to the same period in 2007. The increase was the result of a $1.3 million increase in personnel costs and an $891,000 increase in stock-based compensation expense related to our annual employee stock grants that we make to many of our employees in the third quarter of each year .

Sales and marketing expenses for the three months ended September 30, 2008 increased $6.1 million, or 44%, as compared to the same period in 2007. The increases were primarily the result of a $3.9 million increase in personnel costs, excluding stock-based compensation expense, resulting from an increase in the number of employees, a $940,000 increase in stock-based compensation and a $420,000 increase in marketing expense. The increase in personnel costs include an $834,000 increase in commission expense during 2008 compared to the same period in 2007, resulting from the growth in revenue.

General and administrative expenses for the three months ended September 30, 2008 increased $2.8 million, or 77%, as compared to the same period in 2007. The increases were primarily the result of a $1.9 million increase in personnel costs, including stock-based compensation expense, resulting from an increase in the number employees, a $637,000 increase in legal and professional fees and a $578,000 increase in building occupancy costs, resulting from increased space requirements due to our increasing headcount.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of minority interest were as follows for the periods presented:

	Nine months ended September 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$96	0%	$3,446	3%
Interest expense, including amounts paid to related party	(608)	-1%	(363)	0%
Other income / (expense)	333	0%	(1,029)	-1%
Income taxes	(529)	-1%	(811)	-1%
Minority interest	376	0%	851	1%

	Three months ended September 30,
	2007		2008
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$24	0%	$750	2%
Interest expense, including amounts paid to related party	(212)	-1%	(65)	0%
Other income / (expense)	218	1%	(875)	-2%
Income taxes	(204)	-1%	(221)	-1%
Minority interest	142	1%	201	0%

Interest income for the nine months ended September 30, 2008 increased $3.4 million as compared to the same period in 2007. The increase for the three months ended September 30, 2008 was $726,000 compared to the same period in 2007. The Company’s proceeds from our December 2007 initial public offering (“IPO”) were invested in interest earning money market mutual funds during 2008. Interest on those invested proceeds was the primary cause of the increase in interest income.

The decrease in other income / (expense) during the nine months ended September 30, 2008 as compared to the same period during 2007 was primarily the result of net foreign exchange rate gains and losses recognized during those periods. As a result of the strengthening of the US dollar, particularly during the third quarter of 2008, the Company recorded $987,000 in net foreign exchange rate losses relating to the re-measurement of certain asset and liability balances denominated in currencies other than the applicable functional currency during the nine months ended September 30, 2008, including $875,000 recognized during the three months ended September 30, 2008. During the nine months ended September 30, 2007, the Company recorded $277,000 in foreign exchange rate gains, including $217,000 in net gains during the three months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $133.0 million and $22.6 million in accounts receivable, net of allowance. Our cash and cash equivalents include the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO that was allocated for working capital purposes.

A summary of our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2007	2008
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$418	$(3,692)
Net cash used in investing activities	(3,412)	(32,883)
Net cash provided by / (used in) financing activities	4,410	(235)
Effect of exchange rate changes on cash and cash equivalents	159	438

Net change in cash and cash equivalents	$1,575	$(36,372)

Cash provided by / used in operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales, the level of the deferred revenue on these sales, and the timing of the payment of our liabilities all have a significant impact on our cash flows. Cash flows from operations declined during the nine months ended September 30, 2008 as compared to the same period in 2007 in part as a result of increased payments on liabilities, including a $1.9 million payment of foreign income taxes, and an increase in billings that more than offset the benefits of our increased revenues.

Cash used in investing activities during the nine months ended September 30, 2008 was primarily related to $28.2 million in cash used for the acquisition of OpenAir, net of cash received. Capital expenditures during 2008 included equipment purchased to facilitate our increased data center capacity. The nine months ended September 30, 2007 and 2008 also included additional capital expenditures consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce.

The net cash used in financing activities for the nine months ended September 30, 2008 was primarily related to payments on capital leases and the payment of issuance costs incurred during 2007 related to our initial public offering, offset by the proceeds from the issuance of common stock. The net cash provided by financing activities for the nine months ended September 30, 2007 was primarily related to the repayments of notes receivable from our employees related to the exercise of stock options and advances on our line-of-credit. These cash inflows were partially offset by payments on capital leases.

As of September 30, 2008, we had an accumulated deficit of $256.3 million. Prior to our December 2007 IPO, we funded this deficit primarily through the net proceeds of private placements of preferred stock, and from debt financing activities. Our outstanding borrowings were repaid in December from the proceeds of our IPO.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets. The statement also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on disclosures included in our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance, SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141(R) will not have any impact on our consolidated financial statements, but would have an impact on how we account for any future business combinations that take place after its adoption.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $133.0 million at September 30, 2008. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings are denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the quarter ended September 30, 2008, the Company undertook a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that the Company entered into during the period expired before quarter end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of September 30, 2008 would result in a loss of approximately $532,000.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2008 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

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

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas that alleged the Company infringed upon a patent held by SFA Systems, LLC. The parties reached a settlement agreement in connection with the matter subsequent to September 30, 2008. The amount of the settlement was not material to the results of operations of the Company. The court dismissed the complaint as of October 27, 2008.

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

We have not been profitable on a quarterly or annual basis since our formation. We experienced a net loss of $11.4 million during the nine months ended September 30, 2008. As of September 30, 2008, our accumulated deficit was $256.3 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

Fluctuations in our quarterly operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term model for valuing our common stock, may impact our ability to retain or attract key personnel, or cause other unanticipated issues. If our quarterly operating results or financial outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Continued adverse economic conditions or reduced investments in on-demand applications and information technology spending may harm our business.

Our business depends on the overall demand for on-demand applications and information technology spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Weak or volatile economic conditions, or a reduction in spending for on-demand applications and information technology even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, extended payment terms, lower prices for our products and services, reduced sales, and lower customer retention rates.

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

We sell our application suite pursuant to service agreements that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed at the same or higher levels. Moreover, under specific circumstances, our customers have the right to cancel their service agreements before they expire. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and modules after the first year of their subscriptions. We have limited historical data with respect to rates of customer subscription renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $108.5 million during the year ended December 31, 2007. Our revenues were $76.8 million for the nine months ended September 30, 2007 and $111.1 million for the nine months ended September 30, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 959 at September 30, 2008.

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

On April 18, 2008, a complaint was filed in the United States District Court for the Eastern District of Texas that alleged the Company infringed upon a patent held by SFA Systems, LLC. The parties reached a settlement agreement in connection with the matter subsequent to September 30, 2008. The amount of the settlement was not material to the results of operations of the Company. The court dismissed the complaint as of October 27, 2008.

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

In 2007, we began to collect sales tax from our customers and remit such taxes in states where we believe we are required to do so. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other channel partners. We have recorded sales tax liabilities of $1.1 million as of September 30, 2008 in respect of sales and use tax liabilities in various states and local jurisdictions. A successful assertion that we should be collecting additional sales or other taxes on our service could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 53.3% of our common stock as of September 30, 2008. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 64.7% of our common stock as of September 30, 2008. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements pertaining to our initial public offering expired during the second quarter of 2008. As of September 30, 2008, we have a total of 60.8 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 46.7% of our outstanding shares, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: November 11, 2008		NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever
Chief Financial Officer