Form 10-K
period 2008-12-31
NETSUITE INC
filed 2009-03-13
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10 K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:  ☐         Accelerated filer:  ☒        Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2008, as reported by the New York Stock Exchange, was approximately $284.2 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

On February 28, 2009, 61,370,607 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2009 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Annual report on Form 10-K where indicated.

NETSUITE INC.

PART I

ITEM 1.	BUSINESS

Overview

NetSuite Inc. provides an on-demand, integrated business management application suite that offers Accounting / Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) and Ecommerce functionality to medium-sized businesses and divisions of large companies. We also offer customer support and professional services related to our suite. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. As of December 31, 2008, we had over 6,600 active customers, which we defined as companies under contract at that date who have used our service within the past quarter. For the years ended December 31, 2006, 2007 and 2008, the percentage of our revenue generated outside of North America was 14%, 18% and 19%, respectively.

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

Medium-sized businesses, which we defined as businesses with up to 1,000 employees, have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially similar to those of large enterprises. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated e-commerce capabilities.

Medium-sized businesses are generally less capable than large enterprises of performing the costly, complex and time-consuming integration of multiple point products from one or more vendors. As a result, medium-sized businesses can frequently derive greater benefits from a comprehensive business suite. Suites designed for, and broadly adopted by, large enterprises to provide a comprehensive, integrated platform for managing these core business processes, however, generally are not well suited to medium-sized businesses due to the complexity and cost of such applications.

Recently, medium-sized businesses have begun to benefit from the development of the on-demand SaaS model. SaaS uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. SaaS eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. On-demand applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, on-demand applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them more affordable for medium-sized businesses.

To date, the on-demand software model has been applied to a variety of types of business software applications, including CRM, security, accounting, human resources management, messaging and others, and it has been adopted by a wide variety of businesses.

While SaaS applications have enabled medium-sized businesses to benefit from enterprise-class capabilities, most are still point products that require extensive, costly and time-consuming integration to work with other applications. Medium-sized businesses generally have been unable to purchase a comprehensive business management application suite at an affordable cost that enables them to run their businesses using a single system of record, provides real-time views of their operations and can be readily customized and rapidly implemented. Until NetSuite, we believe there was no provider of an on-demand, integrated suite of business management applications that addresses the needs of medium-sized businesses in the comprehensive manner that Oracle and SAP address the similar needs of large enterprises.

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

One Integrated System for Running a Business. Our integrated business application suite provides the functionality required to automate the core operations of a medium-sized businesses, as well as divisions of large companies. This unified approach to managing a business enables companies to create cross-functional business processes; extend access to appropriate customers, partners, suppliers or other relevant constituencies; and efficiently share and disseminate information in real time. Our suite is designed to be easy to use, while also providing in depth functionality to meet the needs of our most sophisticated customers. Our customers can use our application suite to manage mission-critical business processes, including complex ERP (finance, accounting, inventory and payroll), CRM (sales, order management, marketing and customer support) and e-commerce (hosting, online stores and website analytics) functions. We also have tailored our offering to the specific needs of customers in the wholesale/distribution, services and software industries, to better serve those customers’ distinct business requirements and accelerate the implementation of our offerings for customers in those industries.

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

Our Business Strategy

Our goal is to enhance our position as a leading vendor of on-demand, integrated business management application suites for medium-sized businesses. The key elements of our strategy include:

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

Fostering the Continued Development of the NetSuite Partner Network. We provide tools and programs to foster the development of a network of value-added resellers, or VARs, systems integrators and independent software vendors. In addition to programs that enable our partners to resell our suite, our NetSuite Business Operating System (“NS-BOS”) allows these partners to extend our platform by developing products of their own, including industry-specific versions of our application suite. We intend to continue to enhance the NS-BOS platform and establish distribution models to bring these new solutions to market.

Addressing the Multinational Business Requirements of our Clients. Medium-sized businesses are increasingly seeking global business opportunities, in large part by leveraging the Internet. We believe that there is significant opportunity to address the needs of medium-sized businesses with multinational business operations, and we currently offer a localized version of our suite in a number of countries and languages. We will continue to extend our application offerings to support the requirements of multinational medium-sized businesses.

Our Offerings

Our main offering is NetSuite, which is designed to provide the core business management capabilities that most of our customers require. NetSuite, NetSuite OneWorld and NetSuite CRM+ are designed for use by most types of businesses. In addition, we offer industry-specific configurations for use by wholesale/distribution, services and software companies. We also sell additional on-demand application modules that customers can purchase to obtain additional functionality required for their specific business needs.

NetSuite. NetSuite is targeted at medium-sized businesses and divisions of large companies, and provides a single platform for ERP, CRM and e-commerce capabilities. It contains a broad array of features that enable users to do their individual jobs more effectively. In addition, because all users are transacting business on the same database system, NetSuite can easily automate processes across departments. For example, when a sales representative enters an order, upon approval it automatically appears on the warehouse manager’s dashboard as an item to be shipped and, once the item has been shipped, it automatically appears on the finance manager’s dashboard as an item to be billed. Each customer can automate their key business functions across all departments, including sales, marketing, service, finance, inventory, order fulfillment, purchasing and employee management. As with all of our offerings, users access the application and data through a role-based user interface, or dashboard, tailored to deliver specific functionality and information appropriate for their position.

NetSuite OneWorld. NetSuite OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. OneWorld allows users to utilize our single platform for ERP, CRM and e-commerce capabilities in multi-currency environments across multiple subsidiaries and legal entities. NetSuite OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. NetSuite OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local rep, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so NetSuite OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Additionally, marketing and customer support operations can also be managed globally using NetSuite OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.

NetSuite CRM+. NetSuite CRM+ is targeted at a wide range of companies, including companies larger than our traditional medium-sized business customers. Medium-sized businesses may use NetSuite CRM+ as an entry point into the entire suite, while larger enterprises often implement it as an alternative to more limited CRM offerings. This application provides traditional sales force automation, marketing automation, customer support and service management functionality. NetSuite CRM+ contrasts with competitive CRM products by also incorporating, without requiring additional integration, order management and many other ERP and e-commerce capabilities. This provides users with a more comprehensive, real-time view of customer interactions than can be provided by traditional, stand-alone CRM products, whether on-premise or on-demand. NetSuite CRM+ also offers incentive management, project tracking, website hosting and analytics and partner relationship management.

Add-On Modules. We also offer advanced capabilities that are part of our integrated suite, but are typically sold separately. These modules allow our customers to specifically augment aspects of our suite to enhance its relevance to their businesses.

NetSuite Industry Editions. We have configured NetSuite to meet the requirements of selected industries. Our current editions serve companies in the wholesale/distribution, services and software industries. Within each edition, we offer advanced industry specific functionality to complement our core NetSuite offering, templates of best practices and dedicated sales and professional services teams with industry-specific expertise.

NetSuite Business Operating System. NS-BOS is our technology platform that allows customers, partners and developers to tailor and extend our suite to meet specific company, vertical and industry requirements for personalization, business processes and best practices. NS-BOS allows partners to develop products of their own, including industry-specific versions of our application suite. NS-BOS and our customization environment, titled SuiteFlex, are designed to continue to operate across version upgrades without modification and include the following tools: SuiteBuilder, SuiteScript, SuiteTalk, SuiteScript D-Bug and SuiteBundler.

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

•

SuiteScript D-Bug. SuiteScript D-Bug, the real-time, interactive debugger, enables code validation and testing as third-party applications run on the application server. Most if not all SaaS development environments support testing of third-party applications on client machines. SuiteScript D-Bug enables third-party applications to be tested in an actual server environment against live data, allowing developers to see and correct the behavior exhibited by the application in real-world conditions.

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

OpenAir Professional Services Automation and Project Portfolio Management. In addition to NetSuite, we also offer both professional services automation (“PSA”) and project portfolio management (“PPM”) products through our OpenAir, Inc. (“OpenAir”) subsidiary. These tools, delivered in a SaaS environment, provide professional services and project-based organizations and firms advanced capabilities to capture and report on billable time, manage projects and resources and bill customers.

Sales and Marketing

Sales. We generate sales through both direct and indirect approaches, with most selling done over the phone. Our direct sales team consists of professionals in various locations across the United States, Europe and the Asia-Pacific region. Within these regions, our direct sales organization focuses on selling to medium-sized businesses and divisions of large companies. Indirect sales are produced through our relationships with channel partners in North America, Latin America, Europe and the Asia-Pacific region.

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

Japanese Majority-Owned Subsidiary. In March 2006, we established a majority-owned subsidiary in Japan, NetSuite Kabushiki Kaisha (“NetSuite KK”). We own this subsidiary with Transcosmos, Inc., (“TCI”), Miroku Jyoho Service Ltd., (“MJS”) and Inspire Corporation, each of which is a Japanese corporation. TCI and MJS have exclusive distribution rights to distribute our on-demand application suite in Japan. As of December 31, 2008, we owned approximately 72% of the subsidiary. Because of this majority interest, we consolidate NetSuite KK’s financial results, which are reflected in each revenue, cost of revenue and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in NetSuite KK’s results. Through December 31, 2008, the operating performance and liquidity requirements of NetSuite KK had not been material to our results of operations or financial condition. Although we plan to expand our selling and marketing activities in Japan to add new customers, we believe the future liquidity requirements of NetSuite KK will not be significant in the near future.

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

Operations, Technology and Development

Our customers rely on our application suite to run their businesses, and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of maximizing the availability of our application, which is hosted on a highly-scalable network located in a secure third-party facility. We host the NetSuite application and serve our customers primarily from a single data center facility with SAVVIS Communications Corporation, (“SAVVIS”), located in California. Our OpenAir applications are hosted from a separate SAVVIS data center located in Massachusetts. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite’s infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

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

Product development expenses were $20.7 million, $23.7 million and $21.5 million during the years ended December 31, 2006, 2007 and 2008, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal “ride-alongs” and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and AJAX on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many of our internal development tools to third party developers via SuiteFlex to allow extensions to the service that mirror the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.

Customers

As of December 31, 2008, we served over 6,600 active customers, which we define as companies under contract at that date who have used our service within the past quarter. Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2008, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; e-Commerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2008. No single customer accounted for more than 3% of our revenue in 2006, 2007 or 2008.

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

As of December 31, 2008, we had eight U.S. and no foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of December 31, 2008 we had 971 employees. We also engage a number of independent contractors and consultants.

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

Available Information

You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, free of charge from our Web site at http://www.netsuite.com/investors as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our corporate headquarters. The information found on our website is not a part of this or any other report we file with or furnish to the SEC.

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

Executive Officers of the Registrant

Our current executive officers, and their ages and positions as of February 28, 2009, are set forth below:

Name	Age	Position(s)
Zachary Nelson	47	President, Chief Executive Officer and Director
Evan M. Goldberg	42	Chief Technology Officer and Chairman of the Board
James McGeever	42	Chief Financial Officer
Timothy Dilley	49	Executive Vice President, Services
James Ramsey	36	Senior Vice President, Worldwide Sales and Distribution
Douglas P. Solomon	42	Senior Vice President, General Counsel and Secretary

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

James Ramsey has served as our Senior Vice President, Worldwide Sales and Distribution since February 2009. Mr. Ramsey served as our Senior Vice President, Worldwide Sales from January 2008 until February 2009. From September 2003 to December 2007, Mr. Ramsey has held several positions with us, including Senior Vice President of the America’s. Prior to joining NetSuite, Mr. Ramsey worked for Oracle Corporation from July 1995 to September 2003. Mr. Ramsey held various positions in the sales organization at Oracle including Director of Midmarket Sales Canada and Central U.S., and Director of the West. Mr. Ramsey holds a B.A degree in Psychology from the University of Denver, in Denver, Colorado.

Douglas P. Solomon has served as our Senior Vice President, General Counsel and Secretary since July 2008. Mr. Solomon served as our Vice President, Legal & Corporate Affairs from November 2006 to July 2008 and has been our Secretary since January 2007. Prior to joining us, Mr. Solomon served in senior legal and management roles at Openwave Systems Inc., a software company, from April 2000 through March 2006, including Vice President, Legal & Corporate Affairs. He holds a B.A. from the University of Michigan and a J.D. from Harvard Law School.

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

Our business depends on the overall demand for on-demand applications and information technology spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Continued weak or volatile economic conditions, or a reduction in spending for on-demand applications and information technology even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, extended payment terms, lower prices for our products and services, reduced sales, and lower customer retention rates.

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $15.9 million for the year ended December 31, 2008. As of that date, our accumulated deficit was $260.8 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our customers are medium-sized businesses and divisions of large companies, which may result in increased costs as we attempt to reach, acquire and retain customers.

We market and sell our application suite to medium-sized businesses and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining medium-sized businesses can be more difficult than selling to and retaining large enterprises because medium-sized business customers:

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

Our success will depend, to a large extent, on the willingness of medium-sized businesses to accept on-demand services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to on-demand services. Other factors that may affect market acceptance of our application include:

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 971 at December 31, 2008.

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

Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. A decline in general macroeconomic conditions could adversely affect our customers’ ability or willingness to purchase our application suite, which could adversely affect our operating results or financial outlook. Fluctuations in our quarterly operating annual results or financial outlook may also be due to a number of additional factors, including the risks and uncertainties discussed elsewhere in this Annual Report.

Fluctuations in our operating results could cause our stock price to decline rapidly, may lead analysts to change their long-term model for valuing our common stock, may impact our ability to retain or attract key personnel, or cause other unanticipated issues. If our operating results or financial outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.

We believe that our revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.

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

We currently maintain offices outside of the United States and have sales personnel or independent consultants in several countries. Approximately one quarter of our employees are located in an office in the Philippines. We have limited experience operating in foreign jurisdictions and are rapidly building our international operations. Managing a global organization is difficult, time consuming and expensive. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting for the year ending December 31, 2008, there can be no assurances that control deficiencies will not be identified in the future.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could harm our operating results.

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 53.2% of our common stock as of December 31, 2008. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 64.5% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

Our Board of Directors adopted resolutions which renounce and provide for a waiver of the corporate opportunity doctrine as it relates to Mr. Ellison. As a result, Mr. Ellison will have no fiduciary duty to present corporate opportunities to us. In addition, Mr. Ellison’s indirect majority interest in us could discourage potential acquirers or result in a delay or prevention of a change in control of our company or other significant corporate transactions, even if a transaction of that sort would be beneficial to our other stockholders or in our best interest.

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

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our application services could reduce our ability to compete successfully.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2008, we have a total of 60.9 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 46.8% of our outstanding shares, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in San Mateo, California and comprise approximately 93,000 square feet of space leased through 2012. Our largest international office is in Toronto, Canada and comprises 55,000 square feet of space. In addition, we maintain offices in Denver, Australia, Hong Kong, Japan, the Philippines, Singapore and the United Kingdom.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the New York Stock Exchange under the symbol “N” since our initial public offering on December 20, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

For the quarters ended	High	Low
2008:
December 31, 2008	$18.02	$5.43
September 30, 2008	20.50	15.04
June 30, 2008	24.39	17.33
March 31, 2008	40.34	18.31

2007:
December 31, 2007 (from December 20, 2007)	$45.98	$23.86

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

As of February 29, 2009, there were 277 registered stockholders of record of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

	December 20, 2007	December 31, 2007	December 31, 2008
NetSuite	$100	$151	$32
Nasdaq Composite Index	$100	$100	$60
Nasdaq Computer Index	$100	$101	$54

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 are derived from audited consolidated financial statements which are not included in this Annual Report.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars and shares in thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data
Revenue	$17,684	$36,356	$67,202	$108,541	$152,476
Cost of revenue (1)	8,191	15,607	22,993	33,766	48,582

Gross profit	9,493	20,749	44,209	74,775	103,894

Operating expenses:
Product development (1)	8,016	24,780	20,690	23,703	21,516
Sales and marketing (1)	26,963	39,179	43,892	57,932	76,943
General and administrative (1)	3,068	13,685	14,619	16,720	23,804

	38,047	77,644	79,201	98,355	122,263

Operating loss	(28,554)	(56,895)	(34,992)	(23,580)	(18,369)

Other income / (expenses), net, including the effect of minority interest and income taxes	(1)	(769)	(730)	(326)	2,505

Net loss	$(28,555)	$(57,664)	$(35,722)	$(23,906)	$(15,864)

Net loss per common share	$(41.26)	$(27.99)	$(6.42)	$(2.45)	$(0.26)

Weighted average number of shares used in computing net loss per common share	692	2,060	5,567	9,774	60,385

(1) Includes stock-based compensation expense and amortization of intangible assets as follows:

	Years Ended December 31,
	2004	2005	2006	2007	2008
Cost of revenue	$—	$—	$19	$1,703	$2,988
Product development	—	14,146	8,885	10,376	3,629
Sales and marketing	—	—	75	2,540	3,375
General and administrative	—	8,323	6,329	3,605	3,386

Total stock-based compensation expense and amortization of intangible assets	$—	$22,469	$15,308	$18,224	$13,378

	December 31,
	2004	2005	2006	2007	2008
	(Dollars thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$3,532	$1,657	$9,910	$169,408	$123,638
Working capital, excluding deferred revenue	9,789	13,616	20,504	178,001	140,184
Total assets	21,970	35,178	48,053	218,777	210,334
Deferred revenue	32,881	50,857	71,769	76,986	73,871
Long-term debt (includes current portion)	—	—	—	3,944	2,586
Convertible preferred stock	110,694	125,654	125,654	—	—
Stockholders’ equity / (deficit)	(127,030)	(162,642)	(177,267)	111,080	108,992

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We provide an on-demand, integrated business management application suite that provides Accounting / ERP, CRM and Ecommerce functionality to medium-sized businesses and divisions of large companies. We also offer customer support and professional services related to our suite. We deliver our suite over the Internet as a subscription service using the SaaS model.

In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In 2008, we acquired OpenAir which offers both professional services automation and project portfolio management products.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia and Australia.

Key Components of Our Results of Operations

Revenue

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2008, we did not have any single customer that accounted for more than 3% of our revenue.

We experience competitive pricing pressure where our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to medium-sized businesses, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar on-demand integrated business management suite.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2008, we had deferred revenue of $71.1 million, which excludes $2.8 million of deferred revenue related to agreements with Transcosmos, Inc., (“TCI”) and Miroku Jyoho Service Ltd., (“MJS”) as described below. The 2006 transition from multi-year agreements has contributed to a reduction of the balance of non-current deferred revenue.

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

The percentage of our revenue generated outside of North America was 14% during 2006, 18% during 2007 and 19% during 2008. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our on-demand application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20%

stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our on-demand application service in Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. We recognized $2.0 million and $6.1 million in revenue related to these agreements in the years ended December 31, 2007 and 2008, respectively. See Note 8 to our Consolidated Financial Statements for a further description of NetSuite KK.

Employees

As our revenues have increased, we have increased our number of full-time employees to 971 at December 31, 2008 including 314 employees in sales and marketing, 430 employees in operations, professional services, training and customer support, 118 employees in product development, and 109 employees in a general and administrative capacity. As of December 31, 2007, our headcount was 675 employees including 245 employees in sales and marketing, 269 employees in operations, professional services, training and customer support, 77 employees in product development, and 84 employees in a general and administrative capacity.

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

Operating Expenses—Product Development

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

Operating Expenses—Sales and Marketing

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

We believe that we have sufficient sales and marking staff to meet our revenue goals for 2009. In future periods we may need to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Our sales and marketing expenses have increased in absolute dollars although they have decreased as a percentage of total revenue over the past three years. We expect this trend to continue in the foreseeable future.

Operating Expenses—General and Administrative

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

Critical Accounting Policies and Judgments

Our consolidated financial statements are prepared in accordance with GAAP in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

A description of our critical accounting policies and judgments for those areas are presented below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

We generate revenue from the sale of subscriptions and our services. In most instances, revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing our on-demand application suite, professional services associated with consultation services and customer support. We sell our application suite pursuant to service agreements that are generally one year in length with some of our agreements having contract terms ranging up to three years in length. Our services do not provide our customers the right to take possession of the software supporting the on-demand application service at any time.

We provide our software as a service, and follow the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB No. 104”), and FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service is being provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.

In applying the provisions of EITF 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain a subscription to our on-demand application suite and customer support, professional services or both. As a result, the elements within our multiple element sales agreements do not qualify for treatment as separate units of accounting. Therefore, we account for fees received under our agreements that contain multiple elements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

Amounts are initially recorded in accounts receivable and deferred revenue when our clients have been invoiced. Deferred revenue consists of billings or payments received in advance of revenue recognition and are recognized as the revenue recognition criteria are met. We generally invoice our customers annually or in monthly or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Internal Use Software and Website Development Costs

In accordance with FASB Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs,” and FASB Emerging Issues Task Force Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” we apply AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2006, 2007 or 2008.

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

Accounting for Stock Based Compensation

Prior to January 1, 2006, we accounted for stock based compensation for equity grants made to our officers, directors and employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and elected to follow the disclosure only alternative prescribed by Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, stock based employee and director compensation arrangements were accounted for using the intrinsic value method based on the difference, if any, between the estimated fair value of our common stock and the exercise price on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), “Share Based Payment,” (“SFAS No. 123(R)”), using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, stock based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock option awards granted or modified after January 1, 2006. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our stock based compensation expense.

For all periods, we granted employees options to purchase shares of common stock at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our Board of Directors. The fair value of options granted subsequent to December 20, 2007, the date of our Initial Public Offering (“IPO”), is based on the most recent closing sales price of our common stock on the date of grant. The IPO price for our stock was considered in determining the value of options granted in the week preceding our IPO. For options granted prior to the commencement of our IPO, the fair value of our common stock was determined by our Board of Director after considering many factors, including:

•	our current and historical operating performance;

•	our expected future operating performance;

•	our financial condition at the grant date;

•	the liquidation rights and other preferences of our preferred stock;

•	any recent privately negotiated sales of our securities to independent third parties;

•	our then current book value per share;

•	input from management;

•	the lack of marketability of our common stock;

•	the potential future marketability of our common stock; and

•	the business risks inherent in our business and in high technology companies generally.

Between February and May 2007, there were third party sales of our common stock at $11.85 and $12.45 per share. Shares were purchased by Meritech Capital Partners, a venture capital firm, and Craig Ramsey, investors with significant experience investing in late stage ventures or on-demand software companies.

In accordance with the AICPA Practice Aid “Valuation of Privately Held Company Equity Securities Issued as Compensation,” a third party transaction between a willing buyer and a willing seller is the best indication of the fair value of an enterprise. As such, we utilized these most recent third party transactions in determining the fair value of options granted in periods subsequent to these sales. In addition, we reassessed for accounting purposes the fair value of certain option grants in 2006 and 2007 in light of these sales. As a result of this reassessment, we determined that the fair value for accounting purposes for the following grants should be revised as follows:

Grant Date	Options granted	Exercise price per share and original fair value	Reassessed fair value
April 28, 2006	37,886	$6.00	$6.40
July 26, 2006	50,450	$7.00	$7.80
November 21, 2006	161,942	$7.00	$9.00
January 2, 2007	246,461	$7.00	$11.00

Revised stock based compensation expenses were calculated using the same assumptions for term, volatility, annual rate of dividends and discount rate as when originally calculated and these amounts have been recorded in our financial statements.

On June 20, 2007, our compensation committee accelerated the vesting of options to purchase 65,861 shares and 333,434 shares held by Messrs. Nelson and Goldberg, respectively. These shares represented all of the unvested shares remaining under the options granted to Messrs. Nelson and Goldberg on May 17, 2005. As a result of the acceleration of vesting of these options, there was a one time stock based compensation charge of $1.3 million in the three months ended June 30, 2007 and these options are no longer subject to variable accounting and will not cause us to incur stock based compensation expenses for these grants in future periods.

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

As a result of our stock based compensation activity, we recorded $15.3 million, $18.2 million and $11.8 million of stock based compensation during the years ended December 31, 2006, 2007 and 2008, respectively.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Year ended December 31,
	2006	2007	2008
	(dollars in thousands)
Revenue	$67,202	$108,541	$152,476
Cost of revenue (1)	22,993	33,766	48,582

Gross profit	$44,209	$74,775	$103,894

Gross margin	66%	69%	68%

(1) Includes stock-based compensation and amortization of intangible assets	$19	$1,703	$2,988

2007 compared to 2008

Revenue for the year ended December 31, 2008 increased $43.9 million, or 40%, compared to the same period in 2007. Revenue from products introduced in 2008 was $6.9 million.

$25.2 million of the increase in revenues was from new customers (those customers acquired after December 31, 2007) including the incremental customer revenue resulting from the sale of OpenAir products. This increase in revenue from new customers reflects a 36% increase in the average revenue recognized per new customer during the year ended December 31, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service including NetSuite OneWorld, the purchase of OpenAir products, the broader adoption of more costly industry-specific vertical solutions and an increase in the size of our customers.

The remainder of the increase in revenues was primarily a result of existing customers’ purchases of additional user subscriptions and modules (or “upsell”) exceeding decreases resulting from customer churn and downsells. Subscription and support revenues from existing customers (those customers acquired before December 31, 2007) increased by $19.9 million for the year ended December 31, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by the reduction in professional services revenues from those customers.

The revenue generated outside of North America was $29.1 million, or 19%, of our revenue during 2008, as compared to $19.2 million, or 18% of our revenue during 2007.

Cost of revenue for the year ended December 31, 2008 increased $14.8 million, or 44%, compared to the same period in 2007. The increase was primarily the result of a $10.1 million increase in personnel costs including stock-based compensation, and a $4.2 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees required to support our growing client base. Those increases were partially offset by a $2.5 million decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services.

Our gross margin decreased to 68% during the year ended December 31, 2008 compared to 69% for the same period in 2007. This decrease was primarily due to additional expenses related to hiring additional employees in our professional services organization, investments in data center capacity and a $1.0 million increase in the amortization of intangible assets related to our June 2008 acquisition of OpenAir.

2006 compared to 2007

Revenue for the year ended December 31, 2007 was $108.5 million compared to $67.2 million for the year ended December 31, 2006, an increase of $41.3 million, or 62%.

$18.7 million of this increase, or 45%, represents an increase in revenue recognized from customers acquired in prior periods, primarily as a result of existing customers purchasing additional user subscriptions and modules as well as to a lesser extent the recognition in 2007 of revenue under contracts with customers acquired late in 2006 in accordance with our deferred revenue policies.

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

Operating Expenses

Operating expenses were as follows for the periods presented:

	Year Ended December 31,
	2006		2007		2008
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$20,690	31%	$23,703	22%	$21,516	14%
Sales and marketing	43,892	65%	57,932	53%	76,943	50%
General and administrative	14,619	22%	16,720	15%	23,804	16%

Total operating expenses	$79,201	118%	$98,355	90%	$122,263	80%

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Year Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Product development	$8,885	$10,376	$3,629
Sales and marketing	75	2,540	3,375
General and administrative	6,329	3,605	3,386

Total stock-based compensation expense and amortization of intangible assets	$15,289	$16,521	$10,390

2007 compared to 2008

Product development expenses for the year ended December 31, 2008 decreased $2.2 million, or 9%, as compared to the same period in 2007. The decrease was primarily the result of a decrease in stock-based compensation expense of $6.8 million during 2008 as compared to the same period in 2007, as awards that were subject to variable accounting in 2007 were fully vested prior to 2008. The decrease in stock-based compensation expense was partially offset by a $4.2 million increase in other personnel costs attributable to an increase in the number of employees during 2008 compared to 2007.

Sales and marketing expenses for the year ended December 31, 2008 increased $19.0 million, or 33%, as compared to the same period in 2007. The increase was primarily the result of a $14.7 million increase in personnel costs, including stock-based compensation expense, resulting from an increase in the number of employees and a $1.5 million increase in marketing expense. The increase in personnel costs includes a $3.0 million increase in commission expense during 2008 as compared to the same period in 2007, resulting from the growth in revenue.

General and administrative expenses for the year ended December 31, 2008 increased $7.1 million, or 42%, as compared to the same period in 2007. The increase was primarily the result of a $3.7 million increase in personnel costs including stock-based compensation expense, resulting from an increase in the number of employees and a $2.2 million increase in legal fees, professional fees and insurance costs related to the increased costs of being a public company. During 2007, total general and administrative expenses were reduced by approximately $0.6 million due to the release of a previously established accrual for uncollected sales taxes as the amount was determined no longer to be probable of payment; there was no such benefit recorded during 2008.

During 2008, there was also a $1.6 million increase in building occupancy costs resulting from increased space requirements associated with our overall increase in headcount. The increase in building occupancy costs includes approximately $773,000 in additional rental expense related to a mid-year 2008 increase in the rented area of our corporate headquarters by approximately 60%. Those building occupancy costs are allocated between cost of revenue and the three operating expense categories.

2006 compared to 2007

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

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of minority interest were as follows for the periods presented:

	Year ended December 31,
	2006		2007		2008
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$203	0%	$335	0%	$3,988	3%
Interest expense, including amounts paid to related party	(657)	-1%	(853)	-1%	(474)	0%
Other income / (expense)	127	0%	313	0%	(1,049)	-1%
Income taxes	(643)	-1%	(734)	-1%	(1,056)	-1%
Minority interest	240	0%	614	1%	1,096	1%

2007 compared to 2008

Interest income for the year ended December 31, 2008 increased $3.7 million as compared to the same period in 2007. The proceeds from our December 2007 IPO were invested in interest earning money market mutual funds during 2008. Interest on those invested proceeds was the primary cause of the increase in interest income.

The decrease in other income / (expense) during the year ended December 31, 2008 as compared to the same period during 2007 was primarily the result of net foreign exchange rate gains and losses recognized during those periods. As a result of the strengthening of the U.S. dollar, particularly during the third quarter of 2008, we recorded $1.0 million in net foreign exchange rate losses relating to the re-measurement of certain asset and liability balances denominated in currencies other than the applicable functional currency during the year ended December 31, 2008 as compared to $256,000 in foreign exchange rate gains during the year ended December 31, 2007.

Our provision for income taxes is primarily related to our international entities. We expect our net operating loss carryforwards to offset any domestic earnings for the foreseeable future. Our provision for income taxes increased $322,000 during the year ended December 31, 2008 as compared to the same period in 2007 due to the increasing profitability in certain foreign jurisdictions and the settlement of certain historical foreign tax matters.

The increase in the benefit from minority interest in NetSuite KK of $484,000 is due to the increasing losses at that unit during the year ended 2008 as compared to the same period in 2007.

2006 compared to 2007

Other expense, net, including the effect of minority interest and income taxes for the year ended December 31, 2007 was $326,000 compared to $0.7 million for the year ended December 31, 2006. The decreased net expense of $404,000 was primarily due to an increase in the minority interest in NetSuite KK share of losses of $374,000 during the comparative periods.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2008. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue	$23,229	$25,513	$28,065	$31,734	$34,118	$36,553	$40,404	$41,401
Cost of revenue (1)	6,901	8,842	8,440	9,583	10,115	11,665	13,733	13,069

Gross profit	16,328	16,671	19,625	22,151	24,003	24,888	26,671	28,332

Operating expenses:
Product development (1)	8,425	6,605	3,683	4,990	4,082	4,452	6,056	6,926
Sales and marketing (1)	12,528	15,295	14,083	16,026	17,805	19,401	20,221	19,516
General and administrative (1)	4,630	4,045	3,622	4,423	5,467	5,145	6,426	6,766

Total operating expenses	25,583	25,945	21,388	25,439	27,354	28,998	32,703	33,208

Operating loss	(9,255)	(9,274)	(1,763)	(3,288)	(3,351)	(4,110)	(6,032)	(4,876)

Other income / (expenses), net, including the effect of minority interest and income taxes	(22)	(278)	(32)	6	1,322	982	(210)	411

Net loss	$(9,277)	$(9,552)	$(1,795)	$(3,282)	$(2,029)	$(3,128)	$(6,242)	$(4,465)

Net loss per common share	$(1.24)	$(1.22)	$(0.21)	$(0.22)	$(0.03)	$(0.05)	$(0.10)	$(0.07)

Weighted average number of shares used in computing net loss per common share	7,495	7,853	8,412	15,246	60,093	60,160	60,436	60,838

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Cost of revenue	$95	$1,300	$125	$183	$294	$525	$1,113	$1,056
Product development	5,304	3,338	256	1,478	483	548	1,147	1,451
Sales and marketing	43	2,226	46	225	334	568	1,234	1,239
General and administrative	1,520	1,316	215	554	498	587	1,048	1,253

Total stock-based compensation expense and amortization of intangible assets	$6,962	$8,180	$642	$2,440	$1,609	$2,228	$4,542	$4,999

Our revenue increased in each of the quarters presented above as a result of adding new customers, as well as an increase in overall transaction size and upselling to existing customers. To date, we have not experienced any significant impact on our results of operations due to seasonality.

Liquidity and Capital Resources

As of December 31, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $123.6 million and $26.7 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO that was allocated for working capital purposes.

In 2008, cash flows from operations resulted in a $9.0 million use of cash. Management expects cash received from customers to be sufficient to cover operating expenses in future periods as we approach profitability. During 2008, operating cash flows were negatively impacted by the decrease in average billing term for new customers and the lengthening of days billing outstanding towards the end of the year as a result of the current economic climate. Management believes the Company’s current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs.

We intend to use the cash provided from the initial public offering for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2009, we expect to incur additional expenses in connection with our international expansion, the localization of our service in new locations and our intent to add an additional data center facility in 2009. We believe that our cash and cash equivalents proceeds are adequate to fund those potential investing activities.

While we believe that our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next twelve months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. We would expect to find it more difficult to raise cash in the near term than in prior periods as a result of the economic downturn that has occurred since our IPO. If additional financing were to become necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Prior to our IPO that raised $161.9 million in net proceeds in December 2007, we financed our operations primarily through private placements of preferred equity securities and common stock and a $20.0 million line of credit from Tako Ventures, LLC (“Tako Ventures”), a related party. In December 2007, we paid off the outstanding balance of the Tako Ventures line of credit by making a payment of $8.0 million. The line of credit expired in February 2008.

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $276,000 and $517,000 at December 31, 2007 and 2008, respectively.

As of December 31, 2008, we had an accumulated deficit of $260.8 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2006	2007	2008
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$2,768	$4,119	$(8,968)
Net cash used in investing activities	(2,350)	(4,772)	(36,833)
Net cash provided by / (used in) financing activities	7,888	159,805	(869)
Effect of exchange rate changes on cash and cash equivalents	(53)	346	900

Net change in cash and cash equivalents	$8,253	$159,498	$(45,770)

Cash provided by / used in operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales, the level of the deferred revenue on these sales, and the timing of the payment of our liabilities all have a significant impact on our cash flows. Cash flows from operations declined during the year ended December 31, 2008 as compared to the same period in 2007 in part as a result of increased payments on liabilities, a change in billing terms for new customers and an increase in days billings outstanding that more than offset the impact of our increased revenues.

Cash used in investing activities during the year ended December 31, 2008 was primarily related to $28.8 million in cash used for the acquisition of OpenAir, net of cash received. Capital expenditures during 2008 included equipment purchased to facilitate our increased data center capacity. For all periods presented, capital expenditures consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce.

The net cash used in financing activities for the year ended December 31, 2008 was primarily related to payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. The net cash provided by financing activities in the year ended December 31, 2007 was primarily related to net proceeds received on our initial public offering of $161.9 million, offset by $8.0 million in payments on the related party line of credit. The net cash provided by financing activities in 2006 was primarily related to $6.7 million of proceeds related to the sale of stock in NetSuite KK, $1.9 million of refundable prepaid royalties related to NetSuite KK and proceeds from the issuance of common stock to employees.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment, note payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2008, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(dollars in thousands)
Capital lease obligations	$234	$155	$79	$—	$—
Debt obligations	2,586	1,444	1,142	—	—

Total accrued contractual obligations	2,820	1,599	1,221	—	—

Operating lease obligations	22,363	6,020	10,651	5,540	152
Purchase obligations	7,685	5,948	1,737	—	—

Total off-balance sheet contractual obligations	30,048	11,968	12,388	5,540	152

Total contractual obligations	$32,868	$13,567	$13,609	$5,540	$152

Off-Balance Sheet Arrangements

During the years ended December 31, 2006 , 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 18 in our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had cash and cash equivalents of $123.6 million at December 31, 2008. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During 2008 we undertook a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that we entered into during the year expired before year end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of at December 31, 2008 would result in a loss of approximately $492,000.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NetSuite Inc.:

We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Mountain View, California

March 11, 2009

NETSUITE INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$169,408	$123,638
Accounts receivable, net of allowances of $585 and $589 as of December 31, 2007 and December 31, 2008, respectively	18,698	26,675
Deferred commissions	13,241	11,363
Other current assets	1,778	2,385

Total current assets	203,125	164,061
Property and equipment, net	12,068	15,413
Deferred commissions, non-current	2,275	1,688
Goodwill	—	17,824
Other intangible assets, net	—	8,712
Other assets	1,309	2,636

Total assets	$218,777	$210,334

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,788	$2,893
Deferred revenue	65,875	66,667
Accrued compensation	8,552	10,863
Accrued expenses	6,654	5,758
Other current liabilities	7,130	4,363

Total current liabilities	90,999	90,544

Long-term liabilities:
Deferred revenue, non-current	11,111	7,204
Other long-term liabilities	4,257	3,199

Total long-term liabilities	15,368	10,403

Total liabilities	106,367	100,947

Minority interest	1,330	395

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01, 25,000,000 shares authorized as of December 31, 2007 and 2008; zero shares issued and outstanding	—	—
Common stock, par value $0.01, 500,000,000 shares authorized; 60,059,453 and 60,919,401 shares issued and outstanding, excluding 116,114 and 45,022 shares subject to repurchase as of December 31, 2007 and 2008, respectively	601	609
Additional paid-in capital	355,155	368,801
Accumulated other comprehensive income	215	337
Accumulated deficit	(244,891)	(260,755)

Total stockholders’ equity	111,080	108,992

Total liabilities, minority interest and stockholders’ equity	$218,777	$210,334

See accompanying notes to consolidated financial statements.

NETSUITE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenue	$67,202	$108,541	$152,476
Cost of revenue	22,993	33,766	48,582

Gross profit	44,209	74,775	103,894

Operating expenses:
Product development	20,690	23,703	21,516
Sales and marketing	43,892	57,932	76,943
General and administrative	14,619	16,720	23,804

Total operating expenses	79,201	98,355	122,263

Operating loss	(34,992)	(23,580)	(18,369)

Other income/(expense), net:
Interest income	203	335	3,988
Interest expense	(113)	(29)	(183)
Interest expense to related parties	(544)	(825)	(291)
Other income/(expense), net	127	313	(1,049)

Total other income/(expense), net	(327)	(206)	2,465

Loss before income taxes and minority interest	(35,319)	(23,786)	(15,904)
Provision for income taxes	643	734	1,056

Loss before minority interest	(35,962)	(24,520)	(16,960)
Minority interest	240	614	1,096

Net loss	$(35,722)	$(23,906)	$(15,864)

Net loss per common share, basic and diluted	$(6.42)	$(2.45)	$(0.26)

Weighted average number of shares used in computing net loss per share	5,567	9,774	60,385

See accompanying notes to consolidated financial statements.

NETSUITE INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY / (DEFICIT)

(dollars in thousands)

	Convertible preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Accumulated Other Comprehen- sive Income/ (Loss)	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
BALANCES, December 31, 2005	33,847,061	$125,654	5,046,055	$51	$25,659	$(3,089)	$—	$(185,263)	$(162,642)
Issuance of notes receivable from stockholders for exercise of stock options	—	—	1,334,687	13	859	(1,128)			(256)
Interest income on notes receivable	—	—	—	—	—	(156)			(156)
Exercise of stock options for services	—	—	2,000	—	—	—			—
Exercise of stock options for cash	—	—	404,101	4	334	—			338
Lapse of restrictions on common stock related to early exercise of stock options	—	—	501,356	5	382	—			387
Stock-based compensation	—	—	—	—	15,291	—			15,291
Excess of proceeds over parent’s basis related to sale of subsidiary common stock	—	—	—	—	5,532	—			5,532
Contribution to capital by related party	—	—	—	—	4	—			4
Comprehensive loss:
Foreign currency translation adjustment							(43)
Net loss							—	(35,722)
Comprehensive loss	—	—	—	—	—	—			(35,765)

BALANCES, December 31, 2006	33,847,061	125,654	7,288,199	73	48,061	(4,373)	(43)	(220,985)	(177,267)

Interest income on notes receivable	—	—	—	—	—	(56)			(56)
Conversion of preferred stock into common stock	(33,847,061)	(125,654)	44,676,597	447	125,207	—			125,654
Payment of notes receivable from stockholders	—	—	—	—	—	4,429			4,429
Issuance of common stock, net of issuance costs of $14.0 million	—	—	6,765,000	68	161,786	—			161,854
Exercise of stock options for cash	—	—	487,397	5	1,099	—			1,104
Lapse of restrictions on common stock related to early exercise of stock options	—	—	842,260	8	778	—			786
Stock-based compensation	—	—	—	—	18,202	—			18,202
Contribution to capital by related party	—	—	—	—	22	—			22
Comprehensive loss:
Foreign currency translation adjustment							258	—
Net loss							—	(23,906)
Comprehensive loss	—	—	—	—	—	—			(23,648)

BALANCES, December 31, 2007	—	—	60,059,453	601	355,155	—	215	(244,891)	111,080

Assumption of stock awards in connection with acquisition of OpenAir	—	—	—	—	127				127
Stock issuance costs	—	—	—	—	(212)	—			(212)
Exercise of stock options for cash	—	—	705,623	7	2,143	—			2,150
Lapse of restrictions on common stock related to early exercise of stock options	—	—	77,863	—	116	—			116
Vesting of restricted stock awards and units	—	—	76,462	1	(302)	—			(301)
Stock-based compensation	—	—	—	—	11,774	—			11,774
Comprehensive loss:
Foreign currency translation adjustment							122	—
Net loss							—	(15,864)
Comprehensive loss	—	—	—	—	—	—			(15,742)

BALANCES, December 31, 2008	—	$—	60,919,401	$609	$368,801	$—	$337	$(260,755)	$108,992

See accompanying notes to consolidated financial statements.

NETSUITE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows provided by/(used in) operating activities:
Net loss	$(35,722)	$(23,906)	$(15,864)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,584	3,381	5,330
Amortization of other intangible assets	—	—	1,604
Provision for accounts receivable allowances	432	530	773
Stock-based compensation	15,308	18,224	11,774
Amortization of deferred commissions	12,762	19,752	22,709
Loss on disposal of property and equipment	—	—	34
Minority interest	(240)	(614)	(1,096)
Accrued interest on notes receivable from stockholders	(156)	(56)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(974)	(3,984)	(8,722)
Deferred commissions	(17,138)	(20,034)	(20,217)
Other current assets	551	(882)	(552)
Other assets	(491)	(103)	(516)
Accounts payable	(110)	633	(170)
Accrued compensation	1,710	1,934	1,925
Deferred revenue	19,728	5,215	(3,312)
Other current liabilities	2,456	3,874	(3,258)
Other long-term liabilities	2,068	155	590

Net cash provided by / (used in) operating activities	2,768	4,119	(8,968)

Cash flows used in investing activities:
Proceeds from disposal of property and equipment	—	—	28
Purchases of property and equipment	(1,903)	(4,664)	(7,265)
Capitalized internal use software	(447)	(108)	(266)
Acquisition of OpenAir, net of cash received	—	—	(28,725)
Advances on line of credit	—	—	(330)
Acquisition of other intangibles	—	—	(275)

Net cash used in investing activities	(2,350)	(4,772)	(36,833)

Cash flows provided by / (used in) financing activities:
Proceeds from refundable prepaid loyalties	1,903	—	—
Proceeds from line of credit from related party	9,046	1,000	—
Payments on line of credit from related party	(9,282)	(8,000)	—
Proceeds from notes receivable from stockholders	—	4,429	—
Payments under capital leases and long-term debt	(820)	(1,133)	(1,589)
Proceeds from issuance of common stock, net of issuance costs	325	163,509	720
Proceeds received from sale of subsidiary stock	6,716	—	—

Net cash provided by / (used in) financing activities	7,888	159,805	(869)

Effect of exchange rate changes on cash and cash equivalents	(53)	346	900

Net change in cash and cash equivalents	8,253	159,498	(45,770)
Cash and cash equivalents at beginning of year	1,657	9,910	169,408

Cash and cash equivalents at end of year	$9,910	$169,408	$123,638

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$581	$708	$313
Interest paid to other parties	$114	$75	$46
Income taxes, net of tax refunds	$157	$261	$2,056
Noncash financing and investing activities:
Property and equipment acquired under capital leases and long-term debt	$—	$4,736	$—
Exercise of stock options for stockholder notes receivable	$1,128	$—	$—
Conversion of preferred stock	$—	$125,654	$—

See accompanying notes to consolidated financial statements.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

NetSuite Inc. (“the Company”) provides an on-demand, integrated business management application suite that offers Accounting / Enterprise Resource Planning, Customer Relationship Management and Ecommerce functionality to medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of December 31, 2008, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of NetSuite KK to the extent of the minority investors’ individual investments.

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

The Company provides its software as a service and follows the provisions of the SAB No. 104 and EITF Issue 00-21. The Company commences revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service is being provided to the customer;

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

In applying the provisions of EITF 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its sales agreements that contain a subscription to its on-demand application service and customer support, professional services, or both. As a result, the elements within its multiple element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue.

The Company will occasionally sell professional services separately from a subscription agreement. In determining whether the professional services can be accounted for separately from a subscription agreement, the Company considers the timing of when the professional service agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the successful completion of the professional services. If the Company determines that the professional services do not qualify as a separate arrangement, and hence a separate unit of accounting, this revenue is amortized over the remaining term of the subscription agreement. If these professional services do qualify as a separate arrangement, the Company recognizes such revenue on either a completed contract basis or a time and materials basis depending on the facts and circumstances behind the underlying agreement. To date, the professional services qualifying as a separate unit of accounting have not been material.

Sales and other taxes collected from customers and remitted to government authorities are excluded from revenues.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually or in monthly or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s on-demand application suite, providing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and intangible assets and plant and equipment depreciation.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $17.1 million, $20.0 million and $20.2 million during the years ended December 31, 2006, 2007 and 2008, respectively. Commission amortization expense was $12.8 million, $19.8 million and $22.7 million during the years ended December 31, 2006, 2007 and 2008, respectively.

Internal Use Software and Website Development Costs

In accordance with EITF 00-2 and EITF 00-3, the Company applies AICPA SOP No. 98-1 to the accounting for capitalization of internal use software. Under these guidelines, costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software during the years ended December 31, 2006, 2007 and 2008. The Company capitalized $447,000, $108,000 and $266,000 in internal use software during the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense totaled $254,000, $250,000 and $254,000 during the years ended December 31, 2006, 2007 and 2008, respectively. The net book value of capitalized internal use software at December 31, 2007 and 2008 was $491,000 and $503,000, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Year end December 31,
	2006	2007	2008
Net loss	$(35,722)	$(23,906)	$(15,864)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses)	(43)	258	122

Comprehensive loss	$(35,765)	$(23,648)	$(15,742)

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

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 15 for information regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable approximate fair value due to the short maturities or variable rates of these instruments.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit which is compared to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of 2008, the Company completed its annual impairment test of goodwill and based upon that evaluation determined that its goodwill was not impaired at December 31, 2008.

Other intangible assets, consisting of developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from two to seven years.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets,

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during the year ended December 31, 2008.

Leases

The Company leases worldwide facilities and certain other equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight line basis over the lease period and accrues for rent expense incurred but not paid.

Under certain leases, the Company also receives reimbursements for leasehold improvements. These reimbursements are lease incentives which are recognized as a liability and are amortized on a straight line basis over the term of the lease as a component of minimum rental expense. The leasehold improvements are included in property, plant and equipment and are amortized over the shorter of the estimated useful life of the improvements or the lease term.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated asset lives. The estimated useful lives by asset classification are generally as follows:

Asset classification	Estimated useful life
Office equipment	3 years
Furniture and fixtures	5 years
Computers	3 years
Software, perpetual license	3 years
Software, license with stated term	Term of the license

Amortization of leasehold improvements and leased software is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

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

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectable accounts receivable balances when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2007 and December 31, 2008, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2007 and December 31, 2008, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented. The distribution rights revenues referred to in Note 8, totaling $0, $2.0 million and $6.1 million in the years ended December 31, 2006, 2007 and 2008, respectively, are included in the totals for the Americas.

	Year Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Americas	$57,561	$89,349	$123,429
International	9,641	19,192	29,047

Total revenue	$67,202	$108,541	$152,476

No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2006, 2007 or 2008.

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

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulations; availability of necessary product components; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Income statement balances are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income / (loss). Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other expense. The Company recognized net foreign currency gains of $150,000 and $256,000 during the years ended December 31, 2006 and 2007, respectively and a net foreign currency loss of $1.0 million during the year ended December 31, 2008.

Legal Fees

Legal fees, including future legal costs expected to be incurred in connection with potential loss contingencies, are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $1.0 million, $0.9 million and $2.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock Based Compensation

The Company has a stock based compensation plan, which is described in Note 13. Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic value based method in accordance with APB No. 25, and SFAS No. 123, as amended.

Under APB No. 25, stock based employee and director compensation arrangements were accounted for using the intrinsic value method based on the difference, if any, between the estimated fair value of the Company’s common stock and the exercise price on the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s common stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these exercise prices in good faith based on the best information available to the Company’s Board of Directors and its management at the time of the grant. Certain options were subject to variable accounting in all periods presented.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method, which requires the Company to apply the provisions of SFAS No. 123(R) only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, stock based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock option awards granted or modified after January 1, 2006. The Company recognizes compensation costs for awards with only service conditions that include graded vesting features on a straight-line basis over the requisite service period for the entire awards. As a result of independent sales of common stock in February 2007, the Company performed a retrospective calculation of the fair value of option grants made since January 1, 2006.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company’s right of repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

NOTE 3. BUSINESS COMBINATIONS—ACQUISITION OF OPENAIR

On June 4, 2008, the Company acquired all of the outstanding share capital of OpenAir for aggregate consideration of approximately $35.1 million (the “Consideration”). The Consideration consists of the cash consideration paid to OpenAir’s former stockholders totaling $33.0 million and other direct transaction costs of $2.1 million consisting primarily of investment banking fees and other professional fees. The cash used in the acquisition was $28.7 million, net of $6.1 million in cash and cash equivalents acquired as part of the transaction. The Company also recorded $127,000 in additional paid in capital related to assumed restricted stock units as a result of a change in the price of our common stock from the date the acquisition was announced to the date the acquisition was completed.

OpenAir is a provider of on-demand professional services automation software. NetSuite expects that the acquisition of OpenAir will accelerate the development of NetSuite’s products specifically designed for service companies, particularly project and time-based organizations in markets such as professional services, business and IT consulting, legal, accounting, and government contracting. As a result of the transaction, OpenAir became a wholly-owned subsidiary of the Company. The results of OpenAir’s operations have been included in the consolidated financial statements since the date of the closing of the acquisition.

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

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the Consideration to the net assets acquired was as follows:

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

NOTE 4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents,

Cash and cash equivalents as of December 31, 2007 and 2008 consist of:

	December 31,
	2007	2008
	(dollars in thousands)
Cash	$11,461	$9,689
Money Market Mutual Funds	157,947	113,949

Cash and cash equivalents	$169,408	$123,638

Restricted Cash

Restricted cash secures letters of credit applied against the Company’s facility lease agreements in the amount of $276,000 and $517,000 at December 31, 2007 and 2008, respectively, and is included in long-term other assets.

Balance Sheet Hedging—Hedging of Foreign Currency Assets

During the year ended December 31, 2008, the Company hedged certain of our foreign denominated cash, receivables and liabilities to reduce the risk that its earnings would be adversely affected by changes in exchange

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. All contracts that the Company entered into during the period expired prior to year end and it did not have any such derivative contracts outstanding as of December 31, 2007 or 2008. As such, there were no unrecognized gains or losses on derivative instruments on either of those dates. During the year ended December 31, 2008, the net loss on hedged assets recognized was $680,000 and the net gain recognized on the hedging instruments was $403,000 resulting in a net loss recognized in other income / (expense) of $277,000. There were no such gains or losses recognized during the same period in 2007.

NOTE 5. FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company measures certain financial assets at fair value on a recurring basis. As of December 31, 2008, those assets were comprised of cash equivalents invested in money market mutual funds. The fair value of these financial assets was determined using the following inputs at December 31, 2008:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(dollars in thousands)
Cash equivalents	$113,949	$113,949	$—	$—

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007 and 2008 consists of:

	December 31,
	2007	2008
	(dollars in thousands)
Computer equipment	$13,329	$15,372
Purchased software	8,386	9,679
Internally developed software	2,760	3,026
Leasehold improvements	1,841	3,641
Furniture and fixtures	1,356	1,793
Office equipment	628	944

Total property and equipment	28,300	34,455
Accumulated depreciation and amortization	(16,232)	(19,042)

Property and equipment, net	$12,068	$15,413

Depreciation and amortization expense was $2.6 million, $3.4 million and $5.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the year ended December 31, 2008 was as follows:

(dollars in thousands)
Balance as of January 1, 2008	$—
Goodwill acquired during year	17,824

Balance as of December 31, 2008	$17,824

The carrying amount of other intangible assets at December 31, 2008 was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	(dollars in thousands)
Developed technology	$4,502	$(859)	$3,643
Tradename	523	(149)	374
Customer relationships	5,113	(418)	4,695

Total	$10,138	$(1,426)	$8,712

The total amortization expense for other intangible assets was $1.6 million for the year ended December 31, 2008. The weighted average estimated economic life of other intangibles is five years. Amortization of acquired developed technology is included in cost of revenue and is being amortized over an estimated economic life of three years. Amortization of tradename and customer relationships is included in sales and marketing expenses, and is being amortized over periods of two and seven years, respectively. During 2008, the Company recorded $178,000 in amortization expense related to the historical use of certain intellectual property rights.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization of intangible assets recorded as of December 31, 2008 is expected to be as follows:

(dollars in thousands)
Fiscal year ended:
December 31, 2009	$2,493
December 31, 2010	2,343
December 31, 2011	1,372
December 31, 2012	730
December 31, 2013	730
Thereafter	1,044

Total	$8,712

NOTE 8. NETSUITE KABUSHIKI KAISHA

In March 2006, the Company formed NetSuite Kabushiki Kaisha (“NetSuite KK), a subsidiary of the Company, in order to market and sell applications and services of the Company in Japan. The Company and NetSuite KK entered into a Distribution Agreement in which the Company granted NetSuite KK exclusive rights with respect to the business of providing the Company’s on-demand application service in the Japanese market.

In March 2006, the Company and NetSuite KK entered into a Share Purchase Agreement, a Development Fund Agreement and a Preferred Reseller Agreement with TCI, an unrelated Japanese firm. Pursuant to the Share Purchase Agreement, TCI acquired a 20% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company is required to undertake its best efforts to provide localization of the Company’s on-demand application service for the Japanese market. The Preferred Reseller Agreement provides TCI with a three-year right to distribute the localized on-demand application service in the Japanese market with certain favorable pricing terms. In conjunction with these agreements, the Company and NetSuite KK received $16.5 million from TCI, including $1.5 million in prepaid royalties, the unused portions of which are refundable upon the termination or expiration of the agreements. As of December 31, 2008, there was $267,000 in unused prepaid royalties.

In October 2006, the Company and NetSuite KK entered into a similar Share Purchase Agreement, Development Fund Agreement and Preferred Reseller Agreement with MJS, an unrelated Japanese firm. Pursuant to the Share Purchase Agreement, MJS acquired a 5% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company is again required to undertake its best efforts to provide localization of the Company’s on-demand applications for the Japanese market. The Preferred Reseller Agreement provides MJS with a five-year right to distribute the localized product in the Japanese market with the same favorable pricing terms as those granted to TCI. In conjunction with these agreements, the Company and NetSuite KK received $4.1 million from MJS, including $394,000 in prepaid royalties, all of which had been used as of December 31, 2008. Also in October 2006, TCI invested a further $0.5 million in NetSuite KK to maintain its 20% ownership interest and Inspire Corporation, an unrelated financial investor, purchased a 3% ownership interest in NetSuite KK for $807,000. As a result of these transactions, the Company owned 72% of NetSuite KK at December 31, 2007 and 2008, respectively.

As the prepaid royalties are refundable, the aggregate proceeds received from TCI and MJS were reduced by this amount to determine the fixed and determinable amount received from the parties. The Company then determined that there were two remaining elements to be valued in this arrangement: the equity investment and the favorable distribution rights. In order to allocate the aggregate consideration received from TCI and MJS among these two components, the Company has determined the fair value of the elements by valuing NetSuite

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KK using a discounted cash flow method and the preferred pricing terms of the distribution rights using a differential cash flow method. The fair value of the development agreement was determined to not be a separate element as neither TCI nor MJS received any ownership or rights to the localization of the Company’s on-demand application service other than the right to distribute the service within the Japanese market. The total consideration was then allocated to the two identified components based on relative fair value.

The relative fair value for the favorable distribution rights of $11.4 million was recorded as deferred revenue and is amortized into revenue ratably over the contractual term of the reseller period beginning with the release of the localized on-demand application service which occurred in 2007. The Company recognized $2.0 million and $6.1 million in revenue related to these agreements in the years ended December 31, 2007 and 2008, respectively. The amounts allocated to the equity investment in NetSuite KK were recorded as equity and minority interest. The amount allocated to prepaid royalties has been recorded as a distributor advance in current liabilities.

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

NOTE 9. LONG-TERM DEBT

On October 31, 2007, the Company entered into a perpetual software license agreement with Oracle USA, Inc., a related party, to license Oracle database and application server software, along with technical support. This license agreement has a forty-two month term that allows the Company to download an unlimited number of licenses which are perpetual in nature and was financed by Oracle USA, Inc. The note bears interest at a rate of 6.20% per annum. The principal amounts due on the notes for the years ended December 31, 2009, and 2010 are $1.4 million and $1.1 million, respectively. The current and long-term portions of the note payable, which have been recorded in “Other current liabilities” and “Other long-term liabilities,” respectively, are as follows for the periods indicated:

	December 31,
	2007	2008
	(dollars in thousands)
Current portion	$1,358	$1,444
Long-term portion	2,586	1,142

Total long-term debt	$3,944	$2,586

As of December 31, 2007, the Company had a $20.0 million secured line of credit agreement with Tako Ventures, a related party. There were no outstanding borrowings on the line of credit as of December 31, 2007 or prior to its expiration in 2008. Interest expense paid to related parties on the line of credit were $544,000, $652,000 and $0 during the years ended December 31, 2006, 2007 and 2008, respectively.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. LEASE COMMITMENTS

The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through April 2010. The total amount financed under these capital leases was $684,000 at both December 31, 2007 and 2008. Accumulated amortization on those leases was $223,000 and $396,000 at December 31, 2007 and 2008, respectively. Amortization of assets recorded under the capital lease is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in “Other current liabilities” and “Other long-term liabilities,” respectively on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2007	2008
	(dollars in thousands)
Current portion	$229	$155
Long-term portion	225	79

Total long-term debt	$454	$234

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2014. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, taxes, and insurance. The Company also subleases a portion of its facilities under agreements that expire in periods through 2010. The Company’s corporate headquarters is located in San Mateo, California and such lease expires in 2012. In addition, the Company also leases office space elsewhere in the U.S. as well as in the United Kingdom, Canada, Singapore, Philippines, Hong Kong, Australia, and Japan, which expire on various dates through 2014. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2008 are as follows:

	Capital leases	Operating leases
	(dollars in thousands)
Years ended:
2009	$171	$6,020
2010	82	5,379
2011	—	5,272
2012	—	4,125
2013	—	1,415
Thereafter	—	152

Future minimum lease payments	253	$22,363

Amount representing interest	19

Present value of future minimum lease payments	$234

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense for operating leases, net of sublease income, was $2.2 million, $2.8 million and $5.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. Sublease income was $157,000, $293,000 and $423,000 for those same periods, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Sales and Use Taxes

Prior to the first quarter of 2007, the Company did not collect sales and use taxes from its customers. Based on the services provided to customers in certain states, and subsequent research of the applicable statutes, regulations, rulings and other authority, the Company determined that it was both probable and estimable that the Company owed uncollected sales and use tax in various states and local jurisdictions. Accordingly, the Company provided for that liability during 2007, including applicable penalties and interest that were considered reasonably estimable. During 2008, the Company made settlement payments in several states that resulted in a reduction of the amount of the liability. Sales tax liabilities totaled $1.9 million as of December 31, 2007 and $1.1 million as of December 31, 2008.

Legal Proceedings

As of December 31, 2008, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

NOTE 12. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Common Stock and Preferred Stock Authorized Shares

During the quarter ended December 31, 2007 and in association with the initial public offering, the Company re-incorporated in the State of Delaware and amended its post initial public offering certificate of incorporation to set the authorized capital stock of the Company at 525,000,000 at a par value of $0.01 per share, comprised of 500,000,000 shares of common stock and 25,000,000 of preferred stock. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

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

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After the consummation of the Company’s initial public offering in December 2007 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s Board of Directors has the authority, without further action by stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms, any or all of which may be greater than or senior to the rights of the common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock or even the ability to issue preferred stock could have the effect of delaying, deterring or preventing a change in control. At December 31, 2007 and 2008, no shares of preferred stock were outstanding.

Common Stock Warrants

In June 2000, in conjunction with an equipment lease, the Company issued warrants with a contractual life of 10 years to a lender to purchase 1,633 shares of Series C preferred stock at $45.926 per share. The warrants were not exercised as of December 19, 2007, the date of the initial public offering, and subsequently became exercisable for 9,522 shares of common stock with an exercise price of $7.88 per share. The fair value of the warrants was estimated on the date of grant and amortized over the nine-month term of the equipment lease. The warrants were fully vested and exercisable at the date of grant.

Notes Receivable from Stockholders

In October 2005, 4,359,444 shares of common stock were issued to officers of the Company upon exercise of stock options in exchange for full-recourse promissory notes. The stock options issued to these officers were modified by the Company’s Board of Directors in March 2005 to allow exercise pursuant to promissory notes that are at least 51% recourse. These notes bore interest at a rate of 5% annually and were repaid in 2007.

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

For the years ended December 31, 2006 and 2007, the Company recorded compensation expense for these shares of $15.1 million and $10.8 million, respectively. No such compensation expense was recorded in 2008.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2006, additional full-recourse promissory notes were issued with the same terms as described above in exchange for the exercise of stock options by officers and employees. As with the promissory notes issued in 2005, the interest rate was deemed to be lower than the market rate at the date of issuance. Accordingly, stock compensation was recorded based on a modification of terms under SFAS 123(R) and is being amortized over the remaining requisite vesting period. Compensation cost related to these restricted shares of common stock for the years ended December 31, 2006, 2007 and 2008 was immaterial.

During the year ended December 31, 2007 all notes receivable from stockholders, which totaled $4.4 million including accrued interest, were repaid to the Company.

NOTE 13. STOCK-BASED COMPENSATION

Stock-based Plans

As of December 31, 2008, the Company maintained the 2007 Equity Incentive Plan (“the 2007 Plan”) for the purpose of granting incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance share units (“PSUs”), and performance shares to its employees and directors. Additionally, as of December 31, 2008, the Company has an additional plan , the 1999 Stock Plan (“the 1999 Plan”), with options outstanding from which it will not grant any additional awards and has assumed unvested RSUs issued under a plan maintained by OpenAir prior to their acquisition on June 4, 2008.

The 2007 Plan, which was adopted by the Company’s Board of Directors in June 2007 and became effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2008, 91,633 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning in 2009, equal to the lower of a) 9,000,000 shares of the Company’s common stock; b) 3.5% of the Company’s aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company’s equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 plan.

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

Under the 2007 Plan, during August 2008 the Company granted selected executives and other key employees PSUs whose vesting is contingent upon meeting companywide performance goals; 50% of the shares are contingent on meeting 2008 revenue goals and 50% of the shares are contingent upon meeting 2008 goals for a non-GAAP measure of net income. As of December 31, 2008, management determined that the Company met the goal for the non-GAAP measure of net income but it did not meet the goal for revenue. Shares which are not forfeited due to the failure to meet the performance goals will vest in three equal tranches in the first quarter of 2009, 2010 and 2011. The fair value of each PSU grant was estimated on the date of grant using the same model

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used for RSUs granted under the 2007 Plan. The compensation cost for the PSUs will be recognized over the vesting period of those awards. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, compensation costs for each tranche of the PSUs will be recognized over the vesting period for those individual tranches.

As of December 31, 2008, all outstanding stock-based payment awards qualified for classification as equity.

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2008 was as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2008	8,234	$6.40
Granted	978	$18.14
Exercised	(706)	$2.83
Cancelled and forfeited	(282)	$13.53

Outstanding at December 31, 2008	8,224	$7.86	7.1	$29,340

Vested and expected to vest	7,466	$7.06	6.9	$29,204

Exercisable at December 31, 2008	6,394	$4.65	5.7	$28,518

The total intrinsic value of the options exercised was $5.2 million during the year ended December 31, 2007 and $10.0 million during the year ended December 31, 2008.

As of December 31, 2008, there was $20.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 3.2 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2007	2008
Weighted-average fair value of options granted	$8.95	$10.25
Expected term (in years)	5.7	6.1
Expected volatility	52%	57%
Risk-free interest rate	4.27%	3.20%
Dividend yield	none	none

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Stock Units, Restricted Stock and Performance Share Units

A summary of the Company’s RSU, restricted stock and PSU activity during the year ended December 31, 2008 is as follows:

	Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2008	5	$26.00
Granted	1,408	$17.40
Assumed	220	$21.57
Vested	(112)	$20.47
Cancelled and forfeited	(177)	$17.79

Nonvested at December 31, 2008	1,344	$18.01	3.2	$11,230

Compensation expense for RSUs, restricted stock and PSUs is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of December 31, 2008, there was $18.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs, restricted stock and PSUs that is expected to be recognized over a weighted-average period of 3.2 years.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of December 31, 2008
(shares in thousands)
Options outstanding	8,224
RSUs and restricted stock awards outstanding	1,344
Warrants outstanding	10
Shares available for future grants	92

Total	9,670

NOTE 14. OTHER EMPLOYEE BENEFITS PLANS

The Company has a retirement plan (“the Plan”) that covers substantially all employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit in each jurisdiction.

Since 2005, in the United States, Canada, the United Kingdom and Australia, the Company has made matching contributions equal to 34% of deferral contributions, up to $3,570 per employee per year. The Company contributed approximately $685,000, $836,000 and $1.2 million to the Plan for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company will also be responsible for making nationally mandated pension plan payments for the employees of NetSuite Philippines. These payments will not begin until 2011, and are not expected to have a material effect on the Company’s financial position, operating results or cash flows.

NOTE 15. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31,
	2006	2007	2008
	(dollars in thousands)
Loss before income taxes and minority interest:
Domestic	$(35,618)	$(23,591)	$(14,793)
Foreign	299	(195)	(1,111)

Total	$(35,319)	$(23,786)	$(15,904)

Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	643	734	1,203

Total current taxes	643	734	1,203

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	(147)

Total deferred taxes	—	—	(147)

Total	$643	$734	$1,056

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2006	2007	2008
Federal statutory income tax rate	-35.00%	-35.00%	-35.00%
State tax, net of federal benefit	-4.61%	-1.29%	-7.66%
Foreign rate differential	1.48%	1.64%	-1.50%
Stock options	6.84%	10.87%	7.12%
Research and development credit	-1.48%	-0.98%	-2.49%
Meals and entertainment	0.39%	0.67%	0.76%
Other permanent difference	-0.40%	-0.16%	-1.00%
Valuation allowance	34.60%	27.33%	46.41%

Effective income tax rate	1.82%	3.08%	6.64%

Net deferred tax assets consist of the following:

	December 31,
	2007	2008
	(dollars in thousands)
Deferred tax assets:
Property and equipment	$—	$8
Deferred revenue	8,025	4,755
Other reserves and accruals	2,277	4,887
Stock options	7,540	11,003
Federal operating loss carryforwards	59,468	65,522
State and foreign net operating loss carryforwards	8,459	11,196
Research and development credits	4,081	4,829

Deferred tax assets	89,850	102,200
Deferred tax liabilities:
Property and equipment	$(11)	$—
Acquired intangible assets	—	(3,537)

Deferred tax liabilities	(11)	(3,537)

Net deferred tax assets, before valuation allowance	89,839	98,663
Valuation allowance	(89,839)	(98,531)

Net deferred tax assets	$—	$132

As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero for its domestic tax liabilities. As a result, the valuation allowance on our net deferred tax assets increased by $8.7 million during the year ended December 31, 2008.

The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax liabilities have been recorded in this regard.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, the Company recorded $154,000 tax benefits related to stock-based compensations that was credited to stockholder’s equity during the year.

As of December 31, 2008, the Company had approximately $187.3 million of federal and $132.1 million of state net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2028. The California net operating loss carryforwards expire in varying amounts between 2010 and 2028. The net operating losses include $83,000 relating to the tax benefit of stock option exercises which when realized will be recorded as a credit to additional paid-in capital.

The Company also had approximately $3.4 million of federal and $2.1 million of state research and development tax credit carryforwards for 2008, and $58,000 of Manufacturer Investment Credit carryforwards. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire and the Manufacturer Investment Credits for California expire in varying amounts between 2009 and 2013.

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue code and similar state tax law.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial position. The Company’s only material uncertain tax position identified during the implementation process was its research and development credits. The unrecognized tax benefits related to federal and state research and development credits are recorded as reductions to their associated deferred tax assets. Since the Company has a full valuation allowance against its deferred tax assets, there was no impact to prior year retained earnings. This entire amount, if recognized, would affect the Company’s annual effective tax rate. The following table summarizes the activity related to unrecognized tax benefits was a follows for the periods presented:

	Years ended December 31,
	2007	2008
	(dollars in thousands)
Beginning balance-unrecognized tax benefits, gross	$1,889	$2,400
Increases—current year tax positions	511	432

Ending balance—unrecognized tax benefits, gross	$2,400	$2,832

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.

The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2007 or 2008.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2006 through 2008 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remains open to examination in a single foreign jurisdiction.

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. NET LOSS PER COMMON SHARE

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2006	2007	2008
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(35,722)	$(23,906)	$(15,864)

Denominator:
Weighted-average number of common shares outstanding	6,430	10,213	60,464
Less: Weighted-average number of common shares subject to repurchase	(863)	(439)	(79)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	5,567	9,774	60,385

Net loss per common share, basic and diluted	$(6.42)	$(2.45)	$(0.26)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2006	2007	2008
	(dollars in thousands)
Options to purchase shares of common stock and RSU’s	5,886	8,239	8,858
Warrants to purchase shares of common stock	10	10	10
Common stock subject to repurchase	924	116	79
Convertible preferred stock, on an if-converted basis	44,677	—	—

Total	51,497	8,365	8,947

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a majority of the Company’s, common stock is the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. In April 2005, we entered into a perpetual license is for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment, which occurred on June 19, 2007. In May 2007, the Company entered into another software license agreement with Oracle USA, Inc. to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement calls for payments of $0.9 million over 12 equal quarterly installments through 2010. In October 2007, the Company entered into another perpetual software license agreement with Oracle USA, Inc. to license Oracle database and application server software, along with technical support. This license has a forty-two month term that allows the

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to download an unlimited number of licenses which are perpetual in nature. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 20008 and is renewable annually. The October 2007 agreement requires the Company to pay $4.7 million for the net license fees to be paid over 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The October 2007 agreement replaces the support portion of the product orders made under the April 2005 and May 2007 agreements. Certain of these agreements were financed through long-term notes and capital leases described further in Notes 9 and 10. The total payments to Oracle and its affiliates were $902,000, $1.7 million and $3.4 million during the years ended December 31, 2006, 2007 and 2008, respectively.

In October 2005, the Company made a loan of $2.2 million to Evan M. Goldberg, its Chief Technology Officer and Chairman of the Board, with an interest rate of 5.00%. In February 2007, Mr. Goldberg repaid $400,000 owed on the loan. In June 2007, Mr. Goldberg repaid the remaining $2.0 million owed on the loan from the Company, which included $200,000 of interest accrued thereon.

In November 2005, June 2007 and October 2007, Mr. Goldberg received loans for $250,000, $2.0 million and $2.5 million at interest rates of 4.04%, 4.64% and 4.20%, respectively, from an entity affiliated with Lawrence J. Ellison. Any compensatory elements of the loans provided to Mr. Goldberg by the entity affiliated with Lawrence J. Ellison are recorded as a contribution to capital by related party and compensation expense. The loans to Mr. Goldberg remained outstanding as of December 31, 2008.

As disclosed in Note 9, in September 2005, the Company entered into a $10.0 million secured line of credit agreement with Tako Ventures, a related party. The line of credit was amended in March 2006 to increase the amount to $20.0 million. All outstanding balances on the line of credit were paid off in December 2007. The line of credit expired in February 2008. There were no outstanding borrowings on the line of credit as of December 31, 2007 or at any time during 2008 prior to its expiration. Interest expense paid to related parties on the line of credit were $544,000, $652,000 and $0 during the years ended December 31, 2006, 2007 and 2008, respectively.

Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. (“Oracle Racing”), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the Company’s majority stockholder, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its on-demand application services to Oracle Racing in exchange for logo placement on the sailboats. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $251,000, $251,000 and $241,000 for 2006, 2007 and 2008, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $250,000 to $350,000 per year for 2006 through 2008. The incremental cost to the Company of providing on-demand services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. The on-demand application suite provided to Oracle Racing has been recorded for accounting purposes at historical cost in accordance with SEC Staff Accounting Bulletin No. 5-G, “Transfers of Non-Monetary Assets by Promoters and Shareholders,” and SFAS No. 153, “Exchanges of Non-Monetary Assets—an amendment of APB Opinion No. 29.”

In July 2004, the Company entered into a License Agreement with the Oakland Athletics (“the Athletics”) with a term of 41 months. The agreement provided for an upfront payment to the Company of $50,000 by the Athletics for the use of its on-demand application services through November 2007. In December 2006, the Company entered into a three-year partnership agreement with the Athletics. Under the terms of the agreement,

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company will pay the Athletics $375,000 over the three-year term of the agreement for certain sponsorship benefits. This agreement also extended the Athletics’ right to use the Company’s service through December 2009 for no additional consideration from the Athletics. In April 2008, the Company entered into a supplemental sponsorship agreement with the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. Total payments to the Athletics have been $110,000, $100,000 and $385,000 during the years ended December 31, 2006, 2007 and 2008, respectively. William L. Beane III, the General Manager of the Athletics, became a member of the Company’s Board of Directors in January 2007.

In August 2004, the Company entered into a license agreement with FieldGlass Inc. A member of the Company’s Board of Directors, Deborah Farrington, is also a member of the Board of Directors of FieldGlass Inc. Under the terms of the agreement, FieldGlass Inc paid the Company $69,000, $115,000 and $9,000 in 2006, 2007 and 2008, respectively, for the use of its services. The Company and FieldGlass entered into a renewal of the license agreement in January 2009 under which they will pay the Company approximately $93,000 during 2009.

In March 2005, the Company entered into a business agreement with Perquest. A member of the Company’s Board of Directors, Deborah Farrington, became a member of the Board of Directors of Perquest following the commencement of this business agreement. Under the business agreement, Perquest became the exclusive backend payroll service provider for the Company’s customers located in the United States. Additionally, Perquest’s payroll and tax service application would be accessible to, and available for use by, the Company’s customers through the NetSuite application. Under the terms of the agreement, the Company recognized revenues of $118,000, $438,000 and $565,000 in 2006, 2007 and 2008, respectively, and recognized costs of $167,000, $346,000 and $384,000 in 2006, 2007 and 2008, respectively. There were no revenues or costs recognized under the business agreement during 2005. In November 2008, the Company purchased software from Perquest that had previously been licensed under the March 2005 agreement for $150,000. The purchase price included a $39,000 cash payment to Perquest with the remainder applied against a $111,000 receivable due NetSuite from Perquest.

In August 2006, the Company entered into a license agreement with SolarWinds.net, Inc. (“SolarWinds”). A member of the Company’s Board of Directors, Kevin Thompson, is the Chief Operating Officer, Chief Financial Officer and Treasurer of SolarWinds. Under the terms of the agreement, SolarWinds paid the Company $148,000, $223,000 and $538,000 in 2006, 2007 and 2008, respectively, for the use of its services.

In September 2007, the Company entered into an agreement with IRON Solutions LLC under which IRON Solutions became a partner and reseller of the NetSuite product. In June 2008, IRON Solutions was acquired in part by StarVest Partners LLC. Deborah Farrington, a member of the Company’s Board of Directors, is also a founding principal of StarVest Partners. IRON Solutions also has a preexisting services agreement with the Company. During 2008, IRON Solutions paid the Company $59,000 for the use of its services.

In May 2008, the Company entered into an agreement with the San Jose Earthquakes (“the Earthquakes”). The Earthquakes share common ownership with the Athletics. Under the terms of the agreement, the Company will receive certain sponsorship benefits from the Earthquakes during 2008 in exchange for the Earthquakes’ use of the Company’s on-demand application services through May 2009. Based on an estimate received from the Earthquakes, the Company determined the value of the sponsorship benefits to be approximately $112,000.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For

NETSUITE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2008, the Company made payments to Horn Productions totaling $126,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

NOTE 18. RECENT ACCOUNTING PRONOUNCEMENTS

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

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on disclosures included in our consolidated financial statements.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2008 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 47.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

Schedule II

Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged to Operations	Changed to Deferred Revenues	Write-Offs	Ending Balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2006	$154,000	432,000	472,000	(674,000)	$384,000
Year ended December 31, 2007	$384,000	530,000	822,000	(1,151,000)	$585,000
Year ended December 31, 2008	$585,000	773,000	343,000	(1,112,000)	$589,000

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

NETSUITE INC.

By:	/S/ ZACHARY NELSON
Zachary Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ZACHARY NELSON Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/S/ JAMES MCGEEVER James McGeever	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/S/ WILLIAM L. BEANE III William L. Beane III	Director	March 13, 2009

/S/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	March 13, 2009

/S/ EVAN M. GOLDBERG Evan M. Goldberg	Director	March 13, 2009

/S/ KEVIN THOMPSON Kevin Thompson	Director	March 13, 2009

EXHIBIT INDEX

The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1 Registration No. 333-144257).

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain stockholders dated March 31, 2005, and amendments thereto (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-144257).

4.3	Limited Liability Company Operating Agreement of NetSuite Restricted Holdings LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.4	Board resolutions approving corporate opportunity waiver (incorporated by reference to Exhibit 4.5 of Registrant’s Form S-1 Registration No. 333-144257).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-144257).

10.2+	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-144257).

10.3+	2007 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.1 to 10.4 of Registrant’s Quarterly report on Form 10-Q filed on August 13, 2008).

10.4+	2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 1, 2008).

10.6+	OPENAIR, INC. 2008 RESTRICTED STOCK UNIT PLAN and forms of agreement thereunder (incorporated by reference to Exhibits 10.5 and 10.6 of Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008)

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective July 1, 2007 (incorporated by reference to Exhibit 10.8 of Registrant’s Form S-1 Registration No. 333-144257).

10.9+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration No. 333-144257).

10.10	Office Lease Agreement by and between the Registrant and EOP-Peninsula Office Park, L.L.C. dated August 2, 2005 (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1 Registration No. 333-144257).

Exhibit number	Description
10.11	First Amendment to the Office Lease Agreement by and between the Company and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 28, 2008)

10.12	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant’s Form S-1 Registration No. 333-144257).

10.13	Strategic Reseller Program Development Fund Agreement by and among the Registrant, NetSuite KK and Transcosmos, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Form S-1 Registration
No. 333-144257).

10.14	Preferred Reseller Distribution Agreement by and between NetSuite KK and Transcosmos, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.16 of Registrant’s Form S-1 Registration No. 333-144257).

10.15	Strategic Reseller Program Development Fund Agreement by and among the Registrant, NetSuite KK and Miroku Jyoho Service Co., Ltd. dated October 20, 2006 (incorporated by reference to Exhibit 10.17 of Registrant’s Form S-1 Registration No. 333-144257).

10.16	Preferred Reseller Agreement by and between NetSuite KK and Miroku Jyoho Service Co., Ltd. dated October 20, 2006 (incorporated by reference to Exhibit 10.18 of Registrant’s Form S-1 Registration No. 333-144257).

10.17	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant’s Form S-1 Registration No. 333-144257).

10.18+	Severance and Change of Control Agreement by and between the Registrant and Zachary Nelson effective December 24, 2008.

10.19+	Severance and Change of Control Agreement by and between the Registrant and Evan M. Goldberg effective December 24, 2008.

10.20+	Severance and Change of Control Agreement by and between the Registrant and James McGeever effective December 24, 2008.

10.21+	Severance and Change of Control Agreement by and between the Registrant and Timothy Dilley effective December 24, 2008.

10.22+	Severance and Change of Control Agreement by and between the Registrant and Dean Mansfield effective December 24, 2008.

10.23+	Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008.

10.24	Ordering Document by and between the Registrant and Oracle USA, Inc. dated October 31, 2007 (incorporated by reference to Exhibit 10.26 of Registrant’s Form S-1 Registration No. 333-144257).

10.25	Master Services Agreement by and between the Registrant and SAVVIS Communications Corporation (formerly Exodus Communications, Inc. and Cable & Wireless USA, Inc.) dated May 14, 2001, Amendment No. 1 thereto dated May 15, 2007, Amendment No. 2 thereto dated December 4, 2007 and the Hosting Colocation terms thereto (incorporated by reference to Exhibit 10.27 of Registrant’s Form S-1 Registration No. 333-144257).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit number	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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