Form 10-Q
period 2009-03-31
NETSUITE INC
filed 2009-05-11
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Check one):    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2009, 61,793,837 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1.	Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2008	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$123,638	$119,630
Accounts receivable, net of allowances of $589 and $668 as of December 31, 2008 and March 31, 2009, respectively	26,675	25,518
Deferred commissions	11,363	10,211
Other current assets	2,385	3,479

Total current assets	164,061	158,838
Property and equipment, net	15,413	14,285
Deferred commissions, non-current	1,688	1,463
Goodwill	17,824	17,824
Other intangible assets, net	8,712	8,088
Other assets	2,636	2,491

Total assets	$210,334	$202,989

Liabilities and equity
Current liabilities:
Accounts payable	$2,893	$2,081
Deferred revenue	66,667	63,339
Accrued compensation	10,863	9,323
Accrued expenses	5,758	4,677
Other current liabilities	4,363	4,078

Total current liabilities	90,544	83,498
Long-term liabilities:
Deferred revenue, non-current	7,204	6,225
Other long-term liabilities	3,199	2,898

Total long-term liabilities	10,403	9,123

Total liabilities	100,947	92,621

Commitments and contingencies (Note 5) Equity:
NetSuite Inc. stockholders' equity:
Common stock	609	618
Additional paid-in capital	368,801	373,782
Accumulated other comprehensive income	337	275
Accumulated deficit	(260,755)	(264,500)

Total NetSuite Inc. stockholders' equity	108,992	110,175
Noncontrolling interest	395	193

Total equity	109,387	110,368

Total liabilities and equity	$210,334	$202,989

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2008	2009
Revenue	$34,118	$41,567
Cost of revenue	10,115	13,035

Gross profit	24,003	28,532

Operating expenses:
Product development	4,082	6,788
Sales and marketing	17,805	18,797
General and administrative	5,467	6,910

Total operating expenses	27,354	32,495

Operating loss	(3,351)	(3,963)

Other income, net:
Interest income	1,618	276
Interest expense	(136)	—
Interest expense paid to related party	(81)	(62)
Other income and expense, net	(98)	4

Total other income, net	1,303	218

Loss before income taxes	(2,048)	(3,745)
Provision for income taxes	229	201

Net loss	(2,277)	(3,946)
Less: net loss attributable to noncontrolling interest	248	201

Net loss attributable to NetSuite Inc.	$(2,029)	$(3,745)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.03)	$(0.06)

Weighted average number of shares used in computing net loss per share	60,093	61,248

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss attributable to NetSuite Inc.	$(2,029)	$(3,745)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,206	1,650
Amortization of other intangible assets	—	637
Provision for accounts receivable allowances	142	484
Stock-based compensation	1,609	4,117
Amortization of deferred commissions	5,540	5,434
Noncontrolling interest	(248)	(201)
Changes in operating assets and liabilities:
Accounts receivable	2,234	644
Deferred commissions	(5,512)	(4,062)
Other current assets	(633)	(876)
Other assets	(21)	102
Accounts payable	1,274	(596)
Accrued compensation	(518)	(1,529)
Deferred revenue	(961)	(4,173)
Other current liabilities	(645)	(197)
Other long-term liabilities	22	113

Net cash provided by / (used in) operating activities	1,460	(2,198)

Cash flows from investing activities:
Purchases of property and equipment	(1,078)	(1,574)
Capitalized internal use software	(3)	(47)
Acquisition of OpenAir, net of cash received	—	(171)
Acquisition of other intangibles	—	(275)

Net cash used in investing activities	(1,081)	(2,067)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(423)	(396)
Proceeds from issuance of common stock, net of issuance costs	118	848

Net cash provided by / (used in) financing activities	(305)	452

Effect of exchange rate changes on cash and cash equivalents	757	(195)

Net change in cash and cash equivalents	831	(4,008)
Cash and cash equivalents at beginning of period	169,408	123,638

Cash and cash equivalents at end of period	$170,239	$119,630

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$97	$67
Income taxes, net of tax refunds	$35	$137
Noncash financing and investing activities:
Lapse on restrictions on common stock related to early exercise of stock options	$31	$24

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (“the Company”) provides an on-demand, integrated business management application suite that offers Accounting / Enterprise Resource Planning, Customer Relationship Management (“CRM”) and Ecommerce functionality to medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2008 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In January 2009, the Company adopted Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. As a result of the adoption of this standard, the Company classifies noncontrolling interests as a component of equity and the results of operations attributable to noncontrolling interests is reported as a part of net loss. Prior periods have been restated to conform to the current presentation.

As of March 31, 2009, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

There were no changes in either the Company’s or the noncontrolling interest’s ownership in NetSuite KK during the three months ended March 31, 2008 or 2009.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Three months ended March 31,
	2008	2009
Net loss	$(2,277)	$(3,946)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	580	(63)

Comprehensive loss	(1,697)	(4,009)
Less: comprehensive loss attributable to noncontrolling interest	123	202

Comprehensive loss attributable to NetSuite Inc.	$(1,574)	$(3,807)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2008 and March 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2008 and March 31, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2008	2009
	(dollars in thousands)
Americas	$27,763	$33,616
International	6,355	7,951

Total revenue	$34,118	$41,567

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2008 or 2009.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Note 3. Financial Instruments

Fair Value Measurements

In the first quarter of 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

The Company measures certain financial assets at fair value on a recurring basis. As of March 31, 2009, those assets were comprised of cash equivalents invested in money market mutual funds. The fair value of these financial assets was determined using the following inputs at March 31, 2009:

		Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	(level 1)	(level 2)	(level 3)
	(dollars in thousands)
Cash equivalents	$104,787	$104,787	$—	$—

Restricted Cash

Restricted cash totaled $518,000 at both December 31, 2008 and March 31, 2009 and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2009, the Company hedged certain of the Company’s foreign denominated receivables and payables to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $7.1 million. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies. The Company accounts for derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts which hedge nonfunctional currency denominated accounts receivables and accounts payable are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets being hedged. All contracts that the Company entered into during the period expired prior to quarter end and the Company did not have any such derivative contracts outstanding as of December 31, 2008 or March 31, 2009 and there were no unrecognized gains or losses on derivative instruments on either of those dates. The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

		Amount of net gain recognized in income on deriviatives during the three months ended March 31,
Derivatives in fair value hedging relationships	Location of net gain recognized in income on derivatives	2008	2009
Foreign exchange contracts	Other income / (expense), net	$—	$123,318

Total		$—	$123,318

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments, if the counterparty to the instruments failed completely to perform according to the terms of the contracts.

Note 4. Exchange Program

On March 18, 2009, the Company’s board of directors authorized, subject to stockholder approval, a stock option exchange program (the “exchange program”) that will permit the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to here as “eligible options”) with an exercise price greater than or equal to 120% of the closing price of the Company’s common stock approximately one week before the anticipated launch date of the exchange program, which is currently expected to be May 20, 2009. The Company’s intent in using this threshold is to ensure that only outstanding stock options that are substantially “underwater” (meaning the exercise prices of the options are greater than the Company’s current stock price) are eligible for the exchange program. The Company intends to exchange underwater options for restricted stock units for employees; those employees who are executive officers, as determined on the date of the launch of the stock option exchange program, will receive new options instead of restricted stock units. The non-employee members of the Company’s board of directors will not be eligible to participate in the exchange program.

Eligible options will include outstanding options with an exercise price per share greater than or equal to 120% of the closing price of the Company’s common stock approximately one week before the launch of the exchange program. On March 31, 2009, based on that day’s closing stock price of $11.26 per share, the number of shares underlying eligible options with an exercise price of $13.51 or higher were 1,946,380. Additional shares may become eligible for exchange if the Company’s stock price declines between March 31, 2009 and the date of the launch of the exchange program.

The exchange program will not be a one-for-one exchange. Employees who participate in the exchange program, except the executive officers, will receive 0.5 restricted stock units for each share underlying an exchanged option. Executive officers who participate in the exchange program will instead receive a new option for a reduced number of shares equal to (a) the number of shares underlying the option exchanged multiplied by (b) an exchange ratio set at a value to equal value ratio.

Note 5. Commitments and Contingencies

As of March 31, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Note 6. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.

As of March 31, 2009, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $131,000. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $3.6 million for Japan where it had a full valuation allowance as of March 31, 2009 which reduced its carrying value to $0.

The Company’s only material uncertain tax position was its research and development credits. There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2009. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2008 or March 31, 2009.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. In most significant foreign jurisdictions, the 2006 through 2008 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in a single foreign jurisdiction.

Note 7. Net Loss Per Common Share

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Three months ended March 31,
	2008	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(2,029)	$(3,745)

Denominator:
Weighted-average number of common shares outstanding	60,196	61,285
Less: Weighted-average number of common shares subject to repurchase	(103)	(37)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	60,093	61,248

Net loss per common share, basic and diluted, attributable to
NetSuite Inc. common stockholders	$(0.03)	$(0.06)

Outstanding common stock owned by employees and subject to repurchase by the Company is not included in the calculation of the weighted-average shares outstanding for basic and diluted earnings per share.

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2008	2009
	(shares in thousands)
Options to purchase shares of common stock and RSUs	8,156	9,063
Warrants to purchase shares of common stock	10	10
Common stock subject to repurchase	94	37

Total	8,260	9,110

Note 8. Related Party Transactions

In August 2006, the Company entered into a license agreement with SolarWinds.net, Inc. (“SolarWinds”). A member of the Company’s Board of Directors, Kevin Thompson, is the Chief Operating Officer, Chief Financial Officer and Treasurer of SolarWinds. The licensing agreement has been renewed and additional services have been sold to SolarWinds at various points in time. In March 2009, SolarWinds entered into a two year renewal under which they will pay the Company $927,000. Under the terms of the agreements, SolarWinds paid the Company $104,000 during the three months ended March 31, 2009, for the use of its services.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the three months ended March 31, 2009, the Company made payments to Horn Productions totaling $20,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

There were no additional related party transactions entered into during the three months ended 2009. Additional related party transactions entered into prior to December 31, 2008 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue has been derived from larger businesses within this market. For the three months ended March 31, 2009, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2009, we had deferred revenue of $68.3 million, which excludes $1.3 million of deferred revenue related to agreements with Transcosmos, Inc. (“TCI”) and Miroku Jyoho Service Ltd. (“MJS”) as described below. The 2006 transition from multi-year agreements to one-year agreements has contributed to a reduction of the balance of non-current deferred revenue.

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

The percentage of our revenue generated outside of North America was 19% during both the three months ended March 31, 2008 and 2009. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our on-demand application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20% stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our on-demand application service in

Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. We recognized $1.5 million in revenue related to these agreements in both the three months ended March 31, 2008 and 2009. See Note 8 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of NetSuite KK.

Employees

The number of full-time employees at March 31, 2009 was 967 as compared to 971 at December 31, 2008 and 765 at March 31, 2008. As of March 31, 2009, our headcount includes 304 employees in sales and marketing, 432 employees in operations, professional services, training and customer support, 120 employees in product development, and 111 employees in a general and administrative capacity. Our March 31, 2008 headcount included 283 employees in sales and marketing, 307 employees in operations, professional services, training and customer support, 81 employees in product development, and 94 employees in a general and administrative capacity.

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

A description of our critical accounting policies and judgments appears in our 2008 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments.” In addition, please see Note 2 to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for a description of our accounting policies.

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Three months ended March 31,
	2008	2009
	(dollars in thousands)
Revenue	$34,118	$41,567
Cost of revenue (1)	10,115	13,035

Gross profit	$24,003	$28,532

Gross margin	70%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:	$294	$1,044

Revenue for the three months ended March 31, 2009 increased $7.4 million, or 22%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $12.5 million in new revenue as a result of acquiring new customers (customers acquired after March 31, 2008), the introduction of new products, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of OpenAir. New revenue during the same period in 2008 was $10.8 million. The remainder of the overall change in revenue was a primarily a result of the impact of nonrenewal of professional services revenue. In addition, existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact from customer churn as well as decreases in subscription and support revenues (or “downsell”) for existing customers.

Revenue generated outside of North America was $7.9 million, or 19%, of our revenue during the three months ended March 31, 2009, as compared to $6.4 million during the same period in 2008.

Cost of revenue for the three months ended March 31, 2009 increased $2.9 million, or 29%, compared to the same period in 2008. The increase was primarily the result of a $1.9 million increase in personnel costs and a $389,000 increase in amortization of intangibles. The increase in personnel costs includes a $361,000 increase in stock-based compensation and is primarily associated with an increase in the number of employees required to support our growing client base.

Our gross margin decreased to 69% during the three months ended March 31, 2009 compared to 70% for the same period in 2008. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three months ended March 31,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses(1):
Product development	$4,082	12%	$6,788	16%
Sales and marketing	17,805	52%	18,797	45%
General and administrative	5,467	16%	6,910	17%

Total operating expenses	$27,354	80%	$32,495	78%

(1)	Includes stock-based compensation and intangible asset amortization expenses as follows:

	Three months ended March 31,
	2008	2009
	(dollars in thousands)
Product development	$483	$1,350
Sales and marketing	334	1,204
General and administrative	498	1,155

Total stock-based compensation expense	$1,315	$3,709

Product development expenses for the three months ended March 31, 2009 increased $2.7 million, or 66%, as compared to the same period in 2008. The increase was primarily the result of a $2.6 million increase in personnel costs. The increase in personnel costs is primarily associated with an increase in the number of employees. The increase in personnel costs also includes an $867,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses for the three months ended March 31, 2009 increased $992,000, or 6%, as compared to the same period in 2008. The increase was primarily the result of a $622,000 increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees, a $413,000 increase in marketing expense and a $409,000 increase in allocated rent and other operating costs resulting from additional space requirements due to the increase in department headcount. The increase in expense was offset in part by a $660,000 decrease in personnel costs related to decreases in recruiting costs, travel expenses and commission expense.

General and administrative expenses for the three months ended March 31, 2009 increased $1.4 million, or 26%, as compared to the same period in 2008. The increase was primarily the result of a $1.3 million increase in personnel costs. The increase in personnel costs was the result of an increase in the number of employees. The increase in personnel costs also includes a $657,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

During the three months ended March 31, 2009, there was a $647,000 increase in building occupancy costs resulting from increased space requirements associated with our overall increase in headcount. The increase in building occupancy costs includes approximately $474,000 in additional rental expense related to a mid-year 2008 increase in the rented area of our corporate headquarters by approximately 60%. Those building occupancy costs are allocated between cost of revenue and the three operating expense categories.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Three months ended March 31,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$1,618	5%	$276	1%
Interest expense, including amounts paid to related party	(217)	(1%)	(62)	—
Other income / (expense)	(98)	—	4	—
Income taxes	229	1%	201	—
Noncontrolling interest	248	1%	201	—

Interest income for the three months ended March 31, 2009 decreased $1.3 million as compared to the same period in 2008. The decrease is primarily related to a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

The decrease in other income / (expense) during the three months ended March 31, 2009 as compared to the same period during 2008 was primarily the result of net foreign exchange rate gains and losses recognized during those periods.

The decrease in the benefit from the noncontrolling interest in NetSuite KK of $47,000 is due to a decrease in the losses at that unit during the three months ended March 31, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $119.6 million and $25.5 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO that was allocated for working capital purposes.

In the first quarter of 2009, cash flows from operations resulted in a $2.2 million use of cash. Despite continued operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs. Management does expect cash received from customers to be sufficient to cover operating expenses in future periods as we increase our profitability.

We intend to use the cash provided from the initial public offering for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2009, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents proceeds are adequate to fund those potential investing activities.

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

Restricted cash consisting of letters of credit for our facility lease agreements, is included in long-term other assets which totaled $518,000 at both December 31, 2008 and March 31, 2009.

As of March 31, 2009, we had an accumulated deficit of $264.5 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2008	2009
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$1,460	$(2,198)
Net cash used in investing activities	(1,081)	(2,067)
Net cash provided by / (used in) financing activities	(305)	452
Effect of exchange rate changes on cash and cash equivalents	757	(195)

Net change in cash and cash equivalents	$831	$(4,008)

Cash provided by / (used in) operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales, the level of the deferred revenue on these sales, and the timing of the payment of our liabilities all have a significant impact on our cash flows. Cash flows from operations declined during the three months ended March 31, 2009 as compared to the same period in 2008 in part as a result of increased payments on payables and accrued compensation and a decrease in deferred revenues.

Cash used in investing activities during the three months ended March 31, 2009 was primarily related to capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce.

The net cash used in financing activities for the three months ended March 31, 2009 was primarily related to the proceeds from the issuance of common stock from the exercise of stock options offset by payments on capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We did not enter into any significant new contractual obligations during the three months ended March 31, 2009.

Recent Accounting Pronouncements

There are no unadopted recent accounting pronouncements impacting the Company.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $119.6 million at March 31, 2009. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings are denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2009, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that we entered into during the period expired before quarter end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of March 31, 2009 would result in a loss of approximately $563,000.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2009 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, process, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $3.7 million for the three months ended March 31, 2009. As of that date, our accumulated deficit was $264.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 967 at March 31, 2009.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Zachary Nelson, our President and CEO, and Evan M. Goldberg, our Chief Technology Officer and Chairman of the Board. We do not maintain key man insurance on any members of our management team, including Messrs. Nelson and Goldberg. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

Risks Related to Ownership of our Common Stock

Lawrence J. Ellison or members of his family, and related entities, beneficially own a majority of our outstanding shares of common stock, which may limit your ability to influence or control certain of our corporate actions. This concentration of ownership may also reduce the market price of our common stock and impair a takeover attempt of us.

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 52.5% of our common stock as of March 31, 2009. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 63.6% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the CEO, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2009, we have a total of 61.8 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 47.5% of our outstanding shares, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: May 8, 2009	NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever Chief Financial Officer