Form 10-Q
period 2009-06-30
NETSUITE INC
filed 2009-08-10
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 31, 2009, 61,986,010 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$123,638	$116,387
Accounts receivable, net of allowances of $589 and $647 as of December 31, 2008 and June 30, 2009, respectively	26,675	25,080
Deferred commissions	11,363	9,998
Other current assets	2,385	3,768

Total current assets	164,061	155,233
Property and equipment, net	15,413	15,152
Deferred commissions, non-current	1,688	1,165
Goodwill	17,824	17,628
Other intangible assets, net	8,712	10,555
Other assets	2,636	2,375

Total assets	$210,334	$202,108

Liabilities and equity
Current liabilities:
Accounts payable	$2,893	$2,291
Deferred revenue	66,667	62,894
Accrued compensation	10,863	9,808
Accrued expenses	5,758	4,772
Other current liabilities	4,363	3,889

Total current liabilities	90,544	83,654
Long-term liabilities:
Deferred revenue, non-current	7,204	5,635
Other long-term liabilities	3,199	2,958

Total long-term liabilities	10,403	8,593

Total liabilities	100,947	92,247

Commitments and contingencies (Note 5)
Equity:
NetSuite Inc. stockholders’ equity:
Common stock	609	619
Additional paid-in capital	368,801	378,144
Accumulated other comprehensive income	337	582
Accumulated deficit	(260,755)	(269,490)

Total NetSuite Inc. stockholders’ equity	108,992	109,855
Noncontrolling interest	395	6

Total equity	109,387	109,861

Total liabilities and equity	$210,334	$202,108

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Revenue	$70,671	$81,871	$36,553	$40,304
Cost of revenue	21,780	26,591	11,665	13,556

Gross profit	48,891	55,280	24,888	26,748

Operating expenses:
Product development	8,534	13,558	4,452	6,770
Sales and marketing	37,206	37,061	19,401	18,264
General and administrative	10,612	13,627	5,145	6,717

Total operating expenses	56,352	64,246	28,998	31,751

Operating loss	(7,461)	(8,966)	(4,110)	(5,003)

Other income / (expense), net:
Interest income	2,696	430	1,078	154
Interest expense	(137)	—	(1)	—
Interest expense paid to related party	(161)	(111)	(80)	(49)
Other income / (expense), net	(154)	(57)	(56)	(61)

Total other income / (expense), net	2,244	262	941	44

Loss before income taxes	(5,217)	(8,704)	(3,169)	(4,959)
Provision for income taxes	590	414	361	213

Net loss	(5,807)	(9,118)	(3,530)	(5,172)
Less: net loss attributable to noncontrolling interest	650	383	402	182

Net loss attributable to NetSuite Inc.	$(5,157)	$(8,735)	$(3,128)	$(4,990)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.09)	$(0.14)	$(0.05)	$(0.08)

Weighted average number of shares used in computing net loss per share	60,127	61,545	60,160	61,853

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(5,157)	$(8,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,484	3,334
Amortization of other intangible assets	180	1,274
Provision for accounts receivable allowances	228	868
Stock-based compensation	3,657	8,825
Amortization of deferred commissions	11,269	10,111
Loss on disposal of property and equipment	43	33
Noncontrolling interests	(650)	(383)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,031)	1,176
Deferred commissions	(10,663)	(8,228)
Other current assets	(217)	(1,117)
Other assets	(112)	213
Accounts payable	947	(1,031)
Accrued compensation	687	(1,046)
Deferred revenue	1,221	(5,610)
Other current liabilities	(1,464)	(454)
Other long-term liabilities	288	(50)

Net cash used in operating activities	(290)	(820)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	18	—
Purchases of property and equipment	(2,713)	(2,159)
Capitalized internal use software	(159)	(128)
Business combinations, net of cash received	(28,210)	(3,412)
Acquisition of other intangible assets	—	(275)

Net cash used in investing activities	(31,064)	(5,974)

Cash flows from financing activities:
Payment of stock offering costs	(560)	—
Payments under capital leases and long-term debt	(783)	(791)
Proceeds from issuance of common stock	248	494

Net cash used in financing activities	(1,095)	(297)

Effect of exchange rate changes on cash and cash equivalents	411	(160)

Net change in cash and cash equivalents	(32,038)	(7,251)
Cash and cash equivalents at beginning of period	169,408	123,638

Cash and cash equivalents at end of period	$137,370	$116,387

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related party	$181	$121
Income taxes, net of tax refunds	$1,066	$322
Noncash financing and investing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$59	$34

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (“the Company”) provides a cloud computing business management application suite that offers Accounting / Enterprise Resource Planning, Customer Relationship Management (“CRM”) and Ecommerce functionality to medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2008 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In January 2009, the Company adopted Statement of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 810-10-45-16. As a result of the adoption of this standard, the Company classifies noncontrolling interests as a component of equity and the results of operations attributable to noncontrolling interests is reported as a part of net loss. Prior periods have been restated to conform to the current presentation.

As of June 30, 2009, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

There were no changes in either the Company’s or the noncontrolling interest’s ownership in NetSuite KK during the six months ended June 30, 2008 or 2009.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reporting segment, specifically, the provision of its cloud computing management application suites.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Net loss	$(5,807)	$(9,118)	$(3,530)	$(5,172)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	200	239	(380)	302

Comprehensive loss	(5,607)	(8,879)	(3,910)	(4,870)
Less: comprehensive loss attributable to noncontrolling interest	576	389	453	187

Comprehensive loss attributable to NetSuite Inc.	$(5,031)	$(8,490)	$(3,457)	$(4,683)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2008 and June 30, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2008 and June 30, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Americas	$56,991	$66,108	$29,228	$32,492
International	13,680	15,763	7,325	7,812

Total revenue	$70,671	$81,871	$36,553	$40,304

No single country outside the United States represented more than 10% of revenue during the three or six months ended June 30, 2008 or 2009.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Note 3. Financial Instruments

Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value:

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

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

As of June 30, 2009, financial assets stated at fair value on a recurring basis were comprised of cash equivalents invested in money market mutual funds. The fair value of these financial assets was determined using the following inputs at June 30, 2009:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
	(dollars in thousands)
Cash equivalents	$99,986	$99,986	$—	$—

Intangible Assets

During the quarter ended June 30, 2009, we acquired the assets of our Australian distributor for cash consideration totaling $3.2 million and forgiveness of accounts receivable of $933,000. This acquisition has been accounted for as a business combination. The Company will complete the purchase price allocation for this acquisition during the third quarter of 2009 when the valuation of certain acquired assets is completed. In accordance with FASB ASC 805-10-25-13, we have provisionally recorded $3.1 million in intangible assets in connection with the transaction. Some of that amount may be reallocated to other acquired assets including goodwill upon the completion of the valuations for the transaction.

Restricted Cash

Restricted cash totaled $518,000 at December 31, 2008 and $519,000 at June 30, 2009 and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2009, the Company hedged certain of the Company’s foreign denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $14.9 million. The Company accounts for derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts which hedge nonfunctional currency denominated assets and liabilities are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged. All contracts that the Company entered into during the period expired prior to quarter end and the Company did not have any derivative contracts outstanding as of December 31, 2008 or June 30, 2009 and there were no unrecognized gains or losses on derivative instruments on either of those dates. The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

Derivatives in fair value hedging relationships	Location of net gain recognized in income on derivatives	Amount of net gain recognized in income on deriviatives during the:
		six months ended June 30,		three months ended June 30,
		2008	2009	2008	2009
		(dollars in thousands)
Foreign exchange contracts	Other income / (expense), net	$—	$(549)	$—	$(673)

Total		$—	$(549)	$—	$(673)

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments if the counterparty to the instruments failed completely to perform according to the terms of the contracts.

Note 4. Exchange Program

On June 20, 2009, the Company completed a stock option exchange program (the “exchange program”) that permitted the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to here as “eligible options”) with an exercise price greater than or equal to $13.11 which was 120% of the closing price of the Company’s common stock approximately one week before the launch date of the exchange program, which was May 20, 2009. The Company used this threshold to ensure that only outstanding stock options that were substantially “underwater” (meaning the exercise prices of the options are greater than the Company’s current stock price) were eligible for exchange under the exchange program.

Employees who participated in the exchange program, except the executive officers, received 0.5 restricted stock units for each share underlying an exchanged option. Executive officers who participated in the exchange program instead received a new option at a ratio equal to 0.64 to 0.88 new options for each share underlying an exchanged option. This ratio was based on (a) the number of shares underlying the option exchanged multiplied by (b) an exchange ratio set at a value to equal value ratio. The contractual term of the new equity awards was identical to the remaining term of the exchanged options.

Information about the options exchanged under the exchange program was as follows:

Employee group	Options exchanged	Weighted average exercise price of exchanged options	New equity award type	New options or restricted stock units	Strike price of new stock options
Executive officers	470,011	$17.33	Stock option	387,360	$10.62
All other eligible employees	1,263,803	$17.47	Restricted stock units	632,100

Total	1,733,814	$17.43

In determining the stock based-compensation to be recognized for the new equity awards, the Company was required to determine the fair value of the exchanged options immediately prior to the exchange. The Company used the Black-Scholes pricing model to determine the fair value of the exchanged options in accordance with its established accounting policy and the incremental compensation costs of the fair value of the new equity awards issued over those exchanged will be recognized over the vesting term of the new awards. The estimated remaining term for the exchanged awards was calculated using the binomial-lattice model.

Note 5. Commitments and Contingencies

As of June 30, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Note 6. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.

As of June 30, 2009, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $146,000 which is included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $3.6 million for Japan where it had a full valuation allowance as of June 30, 2009 reducing its carrying value to zero.

The Company’s only material uncertain tax position relates to its research and development credits. There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2009. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2008 or June 30, 2009.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities until such carryforwards are utilized. In most significant foreign jurisdictions, the 2006 through 2008 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in a single foreign jurisdiction.

Note 7. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company’s right of repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase and warrants. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(5,157)	$(8,735)	$(3,128)	$(4,990)

Denominator:
Weighted-average number of common shares outstanding	60,223	61,572	60,249	61,872
Less: Weighted-average number of common shares subject to repurchase	(96)	(27)	(89)	(19)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	60,127	61,545	60,160	61,853

Net loss per common share, basic and diluted, attributable to NetSuite Inc. common stockholders	$(0.09)	$(0.14)	$(0.05)	$(0.08)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(shares in thousands)
Options to purchase shares of common stock and restricted stock units	8,441	8,030	8,334	7,864
Warrants to purchase shares of common stock	10	10	10	10
Common stock subject to repurchase	96	27	89	19

Total	8,547	8,067	8,433	7,893

Note 8. Related Party Transactions

In August 2006, the Company entered into a license agreement with SolarWinds.net, Inc. (“SolarWinds”). A member of the Company’s Board of Directors, Kevin Thompson, is the Chief Operating Officer, Chief Financial Officer and Treasurer of SolarWinds. The licensing agreement has been renewed and additional services have been sold to SolarWinds at various points in time. In March 2009, SolarWinds entered into a two year renewal of the license agreement and purchased additional professional services for which they will pay the Company $957,000. Under the terms of the agreements, SolarWinds paid the Company $542,000 during the six months ended June 30, 2009.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s Board in April 2009. Under the terms of the license agreement, MetLife paid the Company $169,000 during the six months ended June 30, 2009 for the use of its services.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the six months ended June 30, 2009, the Company made payments to Horn Productions totaling $20,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

In April 2009, the Company entered into an amendment of its existing sponsorship agreement with the Oakland Athletics (“the Athletics”). William L. Beane III, the General Manager of the Athletics, is a member of the Company’s Board of Directors. Under the terms of the amendment, the Company agreed to purchase additional in-stadium signage for $50,000 per year through 2011. During the six months ended June 30, 2009, the Company made payments totaling $192,000 under its amended sponsorship agreements with the Athletics.

There were no additional related party transactions entered into during the six months ended June 30, 2009. Additional related party transactions entered into prior to December 31, 2008 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 9. Subsequent Events

In July 2009, the Company acquired QuickArrow, Inc., an Austin Texas based software maker of cloud computing software for professional services businesses for approximately $19.4 million in cash.

This acquisition is expected to further advance NetSuite’s creation of a next-generation cloud computing application suite for services-based companies. The addition of QuickArrow services-automation industry experience is expected to accelerate the development of NetSuite Services Resource Planning capabilities to address the needs of large services-based businesses.

The Company has evaluated subsequent events through August 7, 2009, the date which the financial statements were issued.

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

Overview

We provide a cloud computing business management application suite that provides Accounting / ERP, CRM and Ecommerce functionality to medium-sized businesses and divisions of large companies. We also offer customer support and professional services related to our suite. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In 2008, we acquired OpenAir which offers both professional services automation and project portfolio management products. In July 2009, we acquired QuickArrow to further expand our suite for services-based companies.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue has been derived from larger businesses within this market. For the three months ended June 30, 2009, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursuing a number of strategies which we believe will provide us with significant prospects for future growth. The goals of those strategic initiatives are to continue to move up-market, to increase use of NetSuite as a platform and to extend the verticalization of our product line. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can continue to grow. To implement these goals, we are focused on the following initiatives:

•	Growth of sales of OneWorld which supports the needs of large, standalone companies, and divisions of very large enterprises.

•	Strengthening our professional services automation verticalization with the July acquisition of QuickArrow.

•	Developing our SuiteCloud ecosystem strategy to enable third parties to extend our offerings with their vertical expertise.

We experience competitive pricing pressure where our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to medium-sized businesses, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar cloud computing business management suite.

We sell our application suite pursuant to subscription agreements. The duration of these agreements is generally one year. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period.

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2009, we had deferred revenue of $67.8 million, which excludes $862,000 of deferred revenue related to agreements with Transcosmos, Inc. (“TCI”) and Miroku Jyoho Service Ltd. (“MJS”) as described below.

In most instances, revenue is generated under sales agreements with multiple elements which are comprised of subscription fees for access to our application suite and customer support, and fees for professional services. We have determined that we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain a subscription to our application suite and customer support, and fees for professional services. As a result, the elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Americas	$56,991	$66,108	$29,228	$32,492
International	13,680	15,763	7,325	7,812

Total revenue	$70,671	$81,871	$36,553	$40,304

Percentage or revenue generated outside of the Americas	19%	19%	20%	19%

During the quarter ended June 30, 2009, we acquired the assets of our Australian distributor. This acquisition has been accounted for as a business combination. Subsequent to June 30, 2009 we acquired QuickArrow an Austin Texas based software maker of cloud computing software for professional services businesses. These acquisitions are not expected to have a material impact on our 2009 revenue or operating expenses, except for the estimated $1.7 million in transaction costs for QuickArrow which will be expensed in the third quarter of 2009.

In March 2006, we formed a subsidiary, NetSuite KK, to exclusively market and sell our application suite in Japan. In March 2006, we and NetSuite KK entered into a reseller agreement, a development fund agreement and an investment agreement with TCI. Under the terms of these agreements, TCI paid us $16.5 million, including refundable prepaid royalties of $1.5 million, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for three years, a 20% stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our cloud computing application service in Japan. In October 2006, we and NetSuite KK entered into similar agreements with MJS. Under the terms of these agreements, MJS paid us $4.1 million, including refundable prepaid royalties of $394,000, the unused portions of which are refundable upon the termination or expiration of the agreements, to acquire distribution rights in Japan for five years, a 5% equity stake in NetSuite KK, and to fund non-recoverable expenses related to localization of our application suite in Japan. During the six months ended June 30, 2009, we refunded $336,000 in prepaid royalties to TCI. We recognized revenue related to these agreements totaling $3.0 million during the six months ended June 30, 2008 and $1.9 million during the six months ended June 30, 2009. As of June 30, 2009, we have recognized 100% of the deferred revenue under the March 2006 distribution agreement with TCI. We will continue to recognize approximately $100,000 in revenue per quarter through September 30, 2011 under the distribution rights agreement with MJS. A further description of NetSuite KK is included in Note 8 to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Employees

The number of full-time employees at June 30, 2009 was 962 as compared to 971 at December 31, 2008 and 901 at June 30, 2008. As of June 30, 2009, our headcount includes 294 employees in sales and marketing, 436 employees in operations, professional services, training and customer support, 125 employees in product development, and 107 employees in a general and administrative capacity. Our June 30, 2008 headcount included 300 employees in sales and marketing, 398 employees in operations, professional services, training and customer support, 101 employees in product development, and 102 employees in a general and administrative capacity.

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

Operating Expenses - Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our cloud computing application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, which will cause us to incur additional expenses related to translation and localization of our application for use in other countries.

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

We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Our sales and marketing expenses have decreased both in terms of absolute dollars and as a percentage of total revenue over the past quarter. Despite this decrease, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Revenue	$70,671	$81,871	$36,553	$40,304
Cost of revenue (1)	21,780	26,591	11,665	13,556

Gross profit	$48,891	$55,280	$24,888	$26,748

Gross margin	69%	68%	68%	66%

(1) Includes stock-based compensation expense and amortization of intangible assets of:	$819	$2,282	$525	$1,238

Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2009

Revenue for the six months ended June 30, 2009 increased $11.2 million, or 16%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $21.1 million in new revenue as a result of acquiring new customers (customers acquired after June 30, 2008), the introduction of new products, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of OpenAir. New revenue during the same period in 2008 was $18.5 million. The increase in new revenue was offset by a $9.9 million decrease in revenues from existing customers and other sources including distribution rights. The decrease in revenue from existing customers resulted primarily from a $7.2 million decrease in professional services revenue from those customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact of customer churn and decreases in subscription and support revenues (or “downsell”) for existing customers. We believe that the increase in both churn rate and downsell that we have recently experienced are a result of global economic conditions. The overall change in revenue was also impacted by a reduction of revenue recognized from our Japanese distribution rights agreement, as described above.

Revenue generated outside of North America was $15.8 million, or 19%, of our revenue during the six months ended June 30, 2009, as compared to $13.7 million, or 19%, during the same period in 2008.

Cost of revenue for the six months ended June 30, 2009 increased $4.8 million, or 22%, compared to the same period in 2008. The increase was primarily the result of a $3.1 million increase in personnel costs and a $669,000 increase in amortization of intangibles. The increase in personnel costs includes a $793,000 increase in stock-based compensation and is primarily associated with an increase in the number of employees required to support our growing client base.

Our gross margin decreased to 68% during the six months ended June 30, 2009 compared to 69% for the same period in 2008. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization.

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2009 increased $3.8 million, or 10%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $11.6 million in new revenue as a result of acquiring new customers (customers acquired after June 30, 2008), the introduction of new products, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of OpenAir. New revenue during the same period in 2008 was $11.3 million. The increase in new revenue was offset by a $7.9 million decrease in revenues from existing customers and other sources including distribution rights. The decrease in revenue from existing customers resulted primarily from a $3.9 million decrease in professional services revenue from those customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact of customer churn and decreases in subscription and support revenues (or “downsell”) for existing customers. We believe that the increase in both churn rate and downsell that we have recently experienced are a result of global economic conditions. It should be noted that based on bookings for the three months ended June 30, 2009, upsell into our installed base did replace over 100% of churn and downsell. The change in revenue was also impacted by a reduction of revenue recognized from our Japanese distribution rights agreement, as described above.

Revenue generated outside of North America was $7.8 million, or 19%, of our revenue during the three months ended June 30, 2009, as compared to $7.3 million, or 20%, during the same period in 2008.

Cost of revenue for the three months ended June 30, 2009 increased $1.9 million, or 16%, compared to the same period in 2008. The increase was primarily the result of a $1.2 million increase in personnel costs and a $280,000 increase in amortization of intangibles. The increase in personnel costs includes a $432,000 increase in stock-based compensation and is primarily associated with an increase in the number of employees required to support our growing client base.

Our gross margin decreased to 66% during the three months ended June 30, 2009 compared to 68% for the same period in 2008. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six months ended June 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$8,534	12%	$13,558	17%
Sales and marketing	37,206	53%	37,061	45%
General and administrative	10,612	15%	13,627	16%

Total operating expenses	$56,352	80%	$64,246	78%

	Three months ended June 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$4,452	12%	$6,770	17%
Sales and marketing	19,401	53%	18,264	45%
General and administrative	5,145	14%	6,717	17%

Total operating expenses	$28,998	79%	$31,751	79%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangibles and transaction costs for business combinations as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Product development	$1,031	$2,793	$548	$1,443
Sales and marketing	902	2,666	568	1,462
General and administrative	1,085	2,689	587	1,534

Total	$3,018	$8,148	$1,703	$4,439

Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2009

Product development expenses for the six months ended June 30, 2009 increased $5.0 million, or 59%, as compared to the same period in 2008. The increase was primarily the result of a $4.6 million increase in personnel costs. The increase in personnel costs is primarily associated with an increase in the number of employees. The increase in personnel costs also includes a $1.8 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Product development has increased as a percentage of revenue as this area is a key strategic investment for NetSuite, driven by the continued investments in OneWorld and internationalized versions of our product.

Sales and marketing expenses for the six months ended June 30, 2009 decreased $145,000, or less than 1%, as compared to the same period in 2008. The decrease was primarily the result of a $1.3 million decrease in personnel costs. The decrease in personnel costs primarily related to decreases in commissions expenses, recruiting costs and travel expenses. The decrease in personnel costs is net of a $1.3 million increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees. The decrease in personnel costs was partially offset by facilities costs and marketing expenses.

General and administrative expenses for the six months ended June 30, 2009 increased $3.0 million, or 28%, as compared to the same period in 2008. The increase was primarily the result of a $2.2 million increase in personnel costs. The increase in personnel costs was the result of an increase in the number of employees. The increase in personnel costs also includes a $1.3 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Building occupancy costs are allocated between cost of revenue and the three operating expense categories. During the six months ended June 30, 2009, there was a $1.3 million increase in building occupancy costs resulting from the lease of additional space associated with our overall increase in headcount. The increase in building occupancy costs includes approximately $950,000 in additional rental expense related to a mid-year 2008 increase in the rented area of our corporate headquarters.

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2009

Product development expenses for the three months ended June 30, 2009 increased $2.3 million, or 52%, as compared to the same period in 2008. The increase was primarily the result of a $2.1 million increase in personnel costs. The increase in personnel costs is primarily associated with an increase in the number of employees. The increase in personnel costs also includes an $895,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses for the three months ended June 30, 2009 decreased $1.1 million, or 6%, as compared to the same period in 2008. The decrease was primarily the result of a $1.1 million decrease in personnel costs. The decrease in personnel costs related primarily to decreases in commission expenses, recruiting and training costs. The decrease in personnel costs is net of a $717,000 increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses for the three months ended June 30, 2009 increased $1.6 million, or 31%, as compared to the same period in 2008. The increase was primarily the result of a $891,000 increase in personnel costs. The increase in personnel costs was the result of a $617,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Building occupancy costs are allocated between cost of revenue and the three operating expense categories. During the three months ended June 30, 2009, there was a $628,000 increase in building occupancy costs resulting from the lease of additional space associated with our overall increase in headcount. The increase in building occupancy costs includes approximately $474,000 in additional rental expense related to a mid-year 2008 increase in the rented area of our corporate headquarters.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Six months ended June 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$2,696	4%	$430	1%
Interest expense, including amounts paid to related party	(298)	0%	(111)	0%
Other income / (expense)	(154)	0%	(57)	0%
Income taxes	(590)	-1%	(414)	-1%
Noncontrolling interest	650	1%	383	0%

	Three months ended June 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$1,078	3%	$154	0%
Interest expense, including amounts paid to related party	(81)	0%	(49)	0%
Other income / (expense)	(56)	0%	(61)	0%
Income taxes	(361)	-1%	(213)	-1%
Noncontrolling interest	402	1%	182	0%

Interest income for the six months ended June 30, 2009 decreased $2.2 million as compared to the same period in 2008. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

The decrease in other income / (expense) during the three and six months ended June 30, 2009 as compared to the same periods during 2008 was primarily the result of net foreign exchange rate gains and losses recognized during those periods.

The decrease in the benefit from the noncontrolling interest in NetSuite KK is due to a decrease in the losses at that unit during the three and six months ended June 30, 2009 as compared to the same periods in 2008.

Liquidity and Capital Resources

As of June 30, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $116.4 million and $25.1 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO.

In the six months ended June 30, 2009, cash flows from operations resulted in an $820,000 use of cash. Despite continued operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs. Management does expect cash received from customers to be sufficient to cover operating expenses in future periods as our losses decrease.

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

In July 2009 the Company entered into an agreement to acquire QuickArrow which will result in the additional use of cash of approximately $21.2 million, including transaction costs, during the third quarter of 2009. While we believe that the remainder of our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next twelve months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. We would expect to find it more difficult to raise cash in the near term than in prior periods as a result of the economic downturn that has occurred since our IPO. If additional financing were to become necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Restricted cash consisting of letters of credit for our facility lease agreements, is included in long-term other assets which totaled $518,000 at December 31, 2008 and $519,000 at June 30, 2009.

As of June 30, 2009, we had an accumulated deficit of $269.5 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2008	2009
	(dollars in thousands)
Net cash used in operating activities	$(290)	$(820)
Net cash used in investing activities	(31,064)	(5,974)
Net cash used in financing activities	(1,095)	(297)
Effect of exchange rate changes on cash and cash equivalents	411	(160)

Net change in cash and cash equivalents	$(32,038)	$(7,251)

Cash used in operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations declined during the six months ended June 30, 2009 as compared to the same period in 2008 in part as a result of increased payments on payables and accrued compensation and decreased billing terms which were partially offset by an increase in cash collections on accounts receivable.

Cash used in investing activities during the six months ended June 30, 2009 was related to the acquisition of our Australian distributor for $3.2 million in cash and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure and workforce.

The net cash used in financing activities for the six months ended June 30, 2009 was primarily related to payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During the six months ended June 30, 2008, we also paid $560,000 in costs related to our 2007 IPO.

Off-Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We did not enter into any significant new contractual obligations during the six months ended June 30, 2009.

Recent Accounting Pronouncements

There are no unadopted recent accounting pronouncements impacting the Company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $116.4 million at June 30, 2009. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings are denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six months ended June 30, 2009, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that we entered into during the period expired before quarter end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of June 30, 2009 would result in a loss of approximately $777,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2009 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2009, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Risks Related to Our Business

Continued adverse economic conditions or reduced investments in cloud computing applications and information technology spending may harm our business.

Our business depends on the overall demand for cloud computing applications and information technology spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Continued weak or volatile economic conditions, or a reduction in spending for cloud computing applications and information technology even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, extended payment terms, lower prices for our products and services, reduced sales, and lower customer retention rates.

We have a history of losses and we may not achieve profitability in the future.

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $8.7 million for the six months ended June 30, 2009. As of that date, our accumulated deficit was $269.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons including the other risks described in this Quarterly Report, unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

The market for cloud computing applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of medium-sized businesses to accept cloud computing services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud computing services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud computing services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our suite;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on customer websites; and

•	the price, performance and availability of competing products and services.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 962 at June 30, 2009.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting for the year ended December 31, 2008, there can be no assurances that control deficiencies will not be identified in the future.

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 52.4% of our common stock as of June 30, 2009. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 63.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the CEO, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2009, we have a total of 62.0 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 47.6% of our outstanding shares, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on May 19, 2009. The two persons named below were elected to serve as directors for three years and until their successors are duly elected and qualified, subject to their earlier death, resignation or removal.

	For	Withheld
Evan M. Goldberg	52,963,077	5,764,088
Catherine R. Kinney	58,272,052	455,113

The other matters voted upon at our 2009 Annual Meeting of Stockholders was 1. the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 and 2 approval of a stock option exchange program that permitted our eligible employees to exchange certain outstanding stock options for restricted stock units, except that executive officers received options with a lower exercise price rather than restricted stock units; and. The results of such vote were:

	For	Against	Abstain	Broker non- votes
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm	58,633,594	31,967	61,603	0
Approval of stock option exchange program	40,141,158	16,270,381	48,440	2,267,186

ITEM 5. Other Information

On August 4, 2009, the Company and James Ramsey entered into an Amended and Restated Severance and Change of Control Agreement (“Restated Severance Agreement”) which supersedes severance provisions contained in his previous employment agreement. The changes to Mr. Ramsey’s severance benefits were made in order to align his severance benefits with the benefits currently provided to the Company’s executive officers.

With respect to an involuntary termination without Cause (other than in connection with a Change of Control), the Restated Severance Agreement provides for the following severance benefits: (i) severance payment equal to 12 months of base salary, (ii) a pro-rated amount of Mr. Ramsey’s target bonus for the year of termination based on the period of time Mr. Ramsey had been employed during the year of termination; (iii) accelerated vesting of outstanding equity awards in an amount equal to the portion of the award that would have otherwise vested during the 12-month period following such termination, (iv) reimbursement for outplacement services for up to 12 months following termination; and (v) reimbursement of health care premiums for continuation of health benefits for up to 12 months.

If, during the period commencing 3 months prior to and ending 12 months after a Change in Control, the Company terminates Mr. Ramsey other than for Cause or Mr. Ramsey terminates his employment for Good Reason, the Restated Severance Agreement provides for the following severance benefits: (i) severance payment equal to 12 months of base salary; (ii) a lump sum amount equal to Mr. Ramsey’s target bonus for the year of termination, or, if greater, as in effect immediately prior to the Change of Control; (iii) accelerated vesting as to 100% of Mr. Ramsey’s outstanding equity awards; (iv) reimbursement for outplacement services for up to 12 months following the termination; and (v) reimbursement of health care premiums for continuation of health benefits for up to 12 months.

The description of the Restated Severance Agreement in this Item 5.02 is qualified in its entirety by reference to the Amended and Restated Severance and Change of Control Agreement attached hereto as Exhibit 101.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1*	Amended and Restated Severance and Change of Control Agreement by and between the Company and Mr. Ramsey dated August 4, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2009	NETSUITE INC.

	By:	/S/ JAMES MCGEEVER
James McGeever
Chief Financial Officer