Form 10-Q
period 2009-09-30
NETSUITE INC
filed 2009-11-09
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On October 31, 2009, 62,367,869 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$123,638	$97,768
Accounts receivable, net of allowances of $589 and $652 as of December 31, 2008 and September 30, 2009, respectively	26,675	24,975
Deferred commissions	11,363	10,205
Other current assets	2,385	3,672

Total current assets	164,061	136,620
Property and equipment, net	15,413	15,302
Deferred commissions, non-current	1,688	1,044
Goodwill	17,824	26,739
Other intangible assets, net	8,712	18,638
Other assets	2,636	2,469

Total assets	$210,334	$200,812

Liabilities and equity
Current liabilities:
Accounts payable	$2,893	$2,149
Deferred revenue	66,667	63,461
Accrued compensation	10,863	9,963
Accrued expenses	5,758	4,799
Other current liabilities	4,363	4,825

Total current liabilities	90,544	85,197
Long-term liabilities:
Deferred revenue, non-current	7,204	6,006
Other long-term liabilities	3,199	2,382

Total long-term liabilities	10,403	8,388

Total liabilities	100,947	93,585

Commitments and contingencies (Note 6) Equity:
NetSuite Inc. stockholders’ equity:
Common stock	609	623
Additional paid-in capital	368,801	383,870
Accumulated other comprehensive income	337	525
Accumulated deficit	(260,755)	(277,519)

Total NetSuite Inc. stockholders’ equity	108,992	107,499
Noncontrolling interest in subsidiary	395	(272)

Total equity	109,387	107,227

Total liabilities and equity	$210,334	$200,812

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Revenue	$111,075	$123,576	$40,404	$41,705
Cost of revenue	35,513	41,084	13,733	14,493

Gross profit	75,562	82,492	26,671	27,212

Operating expenses:
Product development	14,590	20,927	6,056	7,369
Sales and marketing	57,427	56,539	20,221	19,478
General and administrative	17,038	21,950	6,426	8,323

Total operating expenses	89,055	99,416	32,703	35,170

Operating loss	(13,493)	(16,924)	(6,032)	(7,958)

Other income / (expense), net:
Interest income	3,446	511	750	81
Interest expense	(139)	—	(2)	—
Interest expense paid to related party	(224)	(147)	(63)	(36)
Other income / (expense), net	(1,029)	(191)	(875)	(134)

Total other income / (expense), net	2,054	173	(190)	(89)

Loss before income taxes	(11,439)	(16,751)	(6,222)	(8,047)
Provision for income taxes	811	643	221	229

Net loss	(12,250)	(17,394)	(6,443)	(8,276)
Less: net loss attributable to noncontrolling interest	851	630	201	247

Net loss attributable to NetSuite Inc.	$(11,399)	$(16,764)	$(6,242)	$(8,029)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.19)	$(0.27)	$(0.10)	$(0.13)

Weighted average number of shares used in computing net loss per share	60,230	61,737	60,436	62,100

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss attributable to NetSuite Inc.	$(11,399)	$(16,764)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,823	5,171
Amortization of other intangible assets	967	2,413
Provision for accounts receivable allowances	507	1,309
Stock-based compensation	7,411	14,335
Amortization of deferred commissions	17,112	14,719
Loss on disposal of property and equipment	43	33
Noncontrolling interests	(851)	(629)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(4,410)	1,766
Deferred commissions	(15,242)	(12,913)
Other current assets	(366)	(1,211)
Other assets	(342)	198
Accounts payable	(285)	(574)
Accrued compensation	926	(1,179)
Deferred revenue	(800)	(4,992)
Other current liabilities	(972)	(218)
Other long-term liabilities	186	(241)

Net cash provided by / (used in) operating activities	(3,692)	1,223

Cash flows from investing activities:
Proceeds from disposal of property and equipment	18	—
Purchases of property and equipment	(4,496)	(4,113)
Capitalized internal use software	(184)	(188)
Advances on line of credit	—	(70)
Business combinations, net of cash received	(28,221)	(21,930)
Acquisition of other intangible assets	—	(275)

Net cash used in investing activities	(32,883)	(26,576)

Cash flows from financing activities:
Payment of stock offering costs	(950)	—
Payments under capital leases and long-term debt	(1,182)	(1,191)
Proceeds from issuance of common stock	1,897	715

Net cash used in financing activities	(235)	(476)

Effect of exchange rate changes on cash and cash equivalents	438	(41)

Net change in cash and cash equivalents	(36,372)	(25,870)
Cash and cash equivalents at beginning of period	169,408	123,638

Cash and cash equivalents at end of period	$133,036	$97,768

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related party	$248	$164
Income taxes, net of tax refunds	$1,871	$456
Noncash financing and investing activities:
Lapse of restrictions on common stock related to early exercise of stock options	$87	$34

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2008 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

As of September 30, 2009, the Company owned a 72% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments. There were no changes in either the Company’s or the noncontrolling interest’s ownership in NetSuite KK during the nine months ended September 30, 2008 or 2009.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income / (loss). Other comprehensive income / (loss) is comprised of foreign currency translation adjustments, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Net loss	$(12,250)	$(17,394)	$(6,443)	$(8,276)
Other comprehensive income / (loss):
Foreign currency translation adjustments, net of taxes	131	151	(69)	(88)

Comprehensive loss	(12,119)	(17,243)	(6,512)	(8,364)
Less: comprehensive loss attributable to noncontrolling interest	777	667	201	278

Comprehensive loss attributable to NetSuite Inc.	$(11,342)	$(16,576)	$(6,311)	$(8,086)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2008 and September 30, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2008 and September 30, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Americas	$90,219	$101,177	$33,228	$34,687
International	20,856	22,399	7,176	7,018

Total revenue	$111,075	$123,576	$40,404	$41,705

No single country outside the United States represented more than 10% of revenue during the three or nine months ended September 30, 2008 or 2009.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Intellectual Property Rights Indemnifications

The Company’s arrangements include provisions indemnifying customers against liabilities if our products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Note 3. Business Combinations

Acquisition of QuickArrow

On July 24, 2009, the Company acquired all of the outstanding share capital of QuickArrow Inc. (“QuickArrow”), for initial aggregate consideration of approximately $19.4 million (the “Consideration”) gross of acquired cash. Transaction costs of $1.7 million were expensed as part of the acquisition.

QuickArrow develops and markets cloud computing solutions for professional services businesses. QuickArrow will be integrated into NetSuite’s OpenAir business. This acquisition is expected to further advance NetSuite’s creation of a next-generation cloud computing application suite for services-based companies.

As a result of the transaction, QuickArrow became a wholly-owned subsidiary of the Company. The results of QuickArrow’s operations have been included in the consolidated financial statements since July 24, 2009, the date of the closing of the acquisition.

The Company has recorded goodwill in its consolidated financial statements in connection with the acquisition of QuickArrow. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. This amount represents buyer-specific value resulting from synergies that are not included in the fair values of assets that would not be available to another likely marketplace buyer. The factors that contributed to the recognition of goodwill in the acquisition of QuickArrow included increased revenues and profits resulting from the expected enhancement of OpenAir’s application suite through the inclusion of QuickArrow’s functionality designed specifically for services companies, the potential to cross-sell NetSuite’s fully integrated application suite to QuickArrow’s clients, as well as the acquisition of a talented workforce.

The allocation of the Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$710
Accounts receivable	895
Other current assets	143
Property and equipment	502

Total tangible assets	2,250

Intangible assets:
Goodwill	6,690
Developed technology	2,927
Tradename	259
Customer relationships	8,319

Total intangible assets	18,195

Liabilities assumed:
Accounts payable and accrued liabilities	(997)

Total liabilities assumed	(997)

Net assets acquired	$19,448

The estimated economic lives of intangible assets are three years for developed technology, eight years for customer relationships and one year for tradename. The Company is also undertaking an analysis of the tax attributes of the assets acquired and the liabilities assumed. The allocation of the Consideration may be adjusted upon the completion of that analysis.

Pro forma financial statements for the Company reflecting the acquisition of QuickArrow have not been included as the amounts are not material to the consolidated financial results of the Company.

Acquisition of Australian Distributor

During the quarter ended June 30, 2009, we acquired the assets of our Australian distributor for cash consideration totaling $3.2 million and forgiveness of accounts receivable of $933,000. This acquisition has been accounted for as a business combination. The Company completed the purchase price allocation for this acquisition during the third quarter of 2009. We have recorded $701,000 of customer relationship intangible assets with a estimated economic life of eight years, $158,000 in trade name intangible assets estimated economic life of one year and $2.4 million in goodwill related to this acquisition. The Company is also undertaking an analysis of the tax attributes of the assets acquired and the liabilities assumed. The allocation of the Consideration may be adjusted upon the completion of that analysis.

Note 4. Financial Instruments

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

As of September 30, 2009, financial assets stated at fair value on a recurring basis were comprised money mutual funds included in cash and equivalents. The fair value of these financial assets was determined using the following inputs at September 30, 2009:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
		(dollars in thousands)
Money market funds	$76,874	$76,874	$—	$—

Restricted Cash

Restricted cash totaled $518,000 at December 31, 2008 and $520,000 at September 30, 2009 and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2009, the Company hedged certain of its foreign denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $26.0 million. The Company accounts for derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses from foreign exchange forward contracts which hedge nonfunctional currency denominated assets and liabilities are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged. All contracts that the Company entered into during the period expired prior to quarter end and the Company did not have any derivative contracts outstanding as of December 31, 2008 or September 30, 2009 and there were no unrecognized gains or losses on derivative instruments on either of those dates. The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

	Location of net gain/(loss) recognized in income on derivatives	Amount of net gain/(loss) recognized in income on derivatives during the:
		Nine months ended September 30,		Three months ended September 30,
Derivatives and forward contracts		2008	2009	2008	2009
		(dollars in thousands)
Foreign exchange contracts	Other income/(expense), net	$9	$(853)	$9	$(292)

Total		$9	$(853)	$9	$(292)

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments if the counterparty to the instruments failed completely to perform according to the terms of the contracts. Generally, we have the right of offset for gains earned and losses incurred under these agreements. Our agreements with the counterparty do not require either party to provide collateral to mitigate the credit risk of the agreements.

Note 5. Exchange Program

On June 20, 2009, the Company completed a stock option exchange program (the “exchange program”) that permitted the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to here as “eligible options”) with an exercise price greater than or equal to $13.11 which was 120% of the closing price of the Company’s common stock approximately one week before the May 20, 2009 launch date of the exchange program. The Company used this threshold to ensure that only outstanding stock options that were substantially “underwater” (meaning the exercise prices of the options are greater than the Company’s current stock price) were eligible for exchange under the exchange program.

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

Information about the options exchanged under the exchange program was as follows:

Employee group	Options exchanged	Weighted average exercise price of exchanged options	New equity award type	New options or restricted stock units	Strike price of new stock options
Executive officers	470,011	$17.33	Stock options	387,360	$10.62
All other eligible employees	1,263,803	$17.47	Restricted stock units	632,100

Total	1,733,814	$17.43

In determining the stock based-compensation to be recognized for the new equity awards, the Company was required to determine the fair value of the exchanged options immediately prior to the exchange. The Company used the Binomial-Lattice pricing model to determine the fair value of the exchanged options and the incremental compensation costs of the fair value of the new equity awards issued over those exchanged will be recognized over the vesting term of the new awards.

Note 6. Commitments and Contingencies

As of September 30, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Note 7. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for state and foreign income taxes.

As of September 30, 2009, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $167,000 which is included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $3.6 million for Japan where it had a full valuation allowance as of September 30, 2009 reducing its carrying value to zero.

The Company’s only material uncertain tax position relates to its research and development credits. There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2009. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2008 or September 30, 2009.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(11,399)	$(16,764)	$(6,242)	$(8,029)

Denominator:
Weighted-average number of common shares outstanding	60,320	61,759	60,514	62,113
Less: Weighted-average number of common shares subject to repurchase	(90)	(22)	(78)	(13)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	60,230	61,737	60,436	62,100

Net loss per common share, basic and diluted, attributable to NetSuite Inc. common stockholders	$(0.19)	$(0.27)	$(0.10)	$(0.13)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(shares in thousands)
Options to purchase shares of common stock and restricted stock units	8,617	8,980	9,202	9,197
Warrants to purchase shares of common stock	10	10	10	10
Common stock subject to repurchase	90	22	78	13

Total	8,717	9,012	9,290	9,220

The Company’s unvested restricted stock and restricted stock units do not contain nonforfeitable rights to dividends or dividend equivalents. As such unvested shares of restricted stock and restricted stock units are not required to be included in our computation of earnings per share, in accordance with FASB ASC 260-10-45-61A.

Note 9. Related Party Transactions

In August 2006, the Company entered into a license agreement with SolarWinds.net, Inc. (“SolarWinds”). A member of the Company’s Board of Directors, Kevin Thompson, is SolarWinds’ Chief Operating Officer, Chief Financial Officer and Treasurer. The licensing agreement has been renewed and additional services have been sold to SolarWinds at various points in time. In March 2009, SolarWinds entered into a two year renewal of the license agreement and purchased additional professional services for which they will pay the Company $957,000. Under the terms of the agreements, SolarWinds paid the Company $582,000 during the nine months ended September 30, 2009.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s Board in April 2009. Under the terms of the license agreement, MetLife paid the Company $179,000 during the nine months ended September 30, 2009 for the use of its services.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the nine months ended September 30, 2009, the Company made payments to Horn Productions totaling $20,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

In April 2009, the Company entered into an amendment of its existing sponsorship agreement with the Oakland Athletics (“the Athletics”). William L. Beane III, the General Manager of the Athletics, is a member of the Company’s Board of Directors. Under the terms of the amendment, the Company agreed to purchase additional in-stadium signage for $50,000 per year through 2011. During the nine months ended September 30, 2009, the Company made payments totaling $236,000 under its amended sponsorship agreements with the Athletics.

There were no additional related party transactions entered into during the nine months ended September 30, 2009. Additional related party transactions entered into prior to December 31, 2008 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Note 10. Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, the date which the financial statements were issued. No such reportable events exist as of that date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue has been derived from larger businesses within this market. For the nine months ended September 30, 2009, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2009, we had deferred revenue of $69.5 million.

In most instances, revenue is generated under sales agreements with multiple elements comprised of subscription fees for access to our application suite and customer support, and fees for professional services. We have determined that we do not have objective and reliable evidence of fair value for each element of our sales agreements that contain a subscription to our application suite and customer support, and fees for professional services. As a result, the elements within our multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under multiple-element arrangements as a single unit of accounting and recognize the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Americas	$90,219	$101,177	$33,228	$34,687
International	20,856	22,399	7,176	7,018

Total revenue	$111,075	$123,576	$40,404	$41,705

Percentage of revenue generated outside of the Americas	19%	18%	18%	17%

During June 2009, we acquired the assets of our Australian distributor. This acquisition has been accounted for as a business combination. During July 2009 we acquired QuickArrow an Austin, Texas based software maker of cloud computing software for professional services businesses. These acquisitions are not expected to have a material impact on our 2009 revenue or operating expenses, except for the estimated $1.7 million in transaction costs for QuickArrow which were expensed in the third quarter of 2009.

Employees

The number of full-time employees at September 30, 2009 was 975 as compared to 971 at December 31, 2008 and 959 at September 30, 2008. As of September 30, 2009, our headcount included 283 employees in sales and marketing, 445 employees in operations, professional services, training and customer support, 138 employees in product development, and 109 employees in a general and administrative capacity.

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

We expect cost of revenue to decrease slightly as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in 2010, which will further increase our cost of revenue. We may also incur additional expenses associated with the acquisition of additional database software licenses.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Revenue	$111,075	$123,576	$40,404	$41,705
Cost of revenue (1)	35,513	41,084	13,733	14,493

Gross profit	$75,562	$82,492	$26,671	$27,212

Gross margin	68%	67%	66%	65%

(1) Includes stock-based compensation expense and amortization of intangible assets of:	$1,932	$3,655	$1,113	$1,373

Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2009

Revenue for the nine months ended September 30, 2009 increased $12.5 million, or 11%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $18.5 million in new revenue as a result of acquiring new customers (customers acquired after September 30, 2008), the introduction of new products, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of OpenAir and QuickArrow. New revenue during the same period in 2008 was $25.2 million. The increase in new revenue was offset by a $7.3 million decrease in revenues from existing customers and other sources including our Japanese distribution rights. The decrease in revenue from existing customers resulted primarily from a $9.2 million decrease in professional services revenue from those customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact of customer churn and decreases in subscription and support revenues (or “downsell”) for existing customers. We believe that the increase in both churn rate and downsell that we have recently experienced are a result of global economic conditions. The overall change in revenue was also impacted by a $2.5 million reduction of revenue recognized from our Japanese distribution rights agreement, as described above.

Revenue generated outside of North America was $22.4 million, or 18%, of our revenue during the nine months ended September 30, 2009, as compared to $20.9 million, or 19%, during the same period in 2008.

Cost of revenue for the nine months ended September 30, 2009 increased $5.6 million, or 16%, compared to the same period in 2008. The increase was primarily the result of a $3.6 million increase in personnel costs and a $671,000 increase in amortization of intangibles. The increase in personnel costs includes a $995,000 increase in stock-based compensation and is primarily associated with an increase in the number of employees required to support our growing client base.

Our gross margin decreased to 67% during the nine months ended September 30, 2009 compared to 68% for the same period in 2008. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization.

Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2009

Revenue for the three months ended September 30, 2009 increased $1.3 million, or 3%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $9.2 million in new revenue as a result of acquiring new customers (customers acquired after September 30, 2008), the introduction of new products, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of OpenAir and QuickArrow. New revenue during the same period in 2008 was $13.1 million. The increase in new revenue was offset by a $5.5 million decrease in revenues from existing customers and other sources including our Japanese distribution rights. The decrease in revenue from existing customers resulted primarily from a $4.2 million decrease in professional services revenue from those customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact of customer churn and decreases in subscription and support revenues (or “downsell”) for existing customers. We believe that the increase in both churn rate and downsell that we have recently experienced are a result of global economic conditions. The change in revenue was also impacted by a $1.4 million reduction of revenue recognized from our Japanese distribution rights agreement, as described above.

Revenue generated outside of North America was $7.0 million, or 17%, of our revenue during the three months ended September 30, 2009, as compared to $7.2 million, or 18%, during the same period in 2008.

Cost of revenue for the three months ended September 30, 2009 increased $760,000, or 6%, compared to the same period in 2008. The increase was primarily the result of a $490,000 increase in personnel costs. The increase in personnel costs includes a $201,000 increase in stock-based compensation and is primarily associated with an increase in the number of employees required to support our growing client base.

Our gross margin decreased to 65% during the three months ended September 30, 2009 compared to 66% for the same period in 2008. This decrease was primarily due to additional expenses related to hiring additional employees in our services organization.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine months ended September 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$14,590	13%	$20,927	17%
Sales and marketing	57,427	52%	56,539	46%
General and administrative	17,038	15%	21,950	17%

Total operating expenses	$89,055	80%	$99,416	80%

	Three months ended September 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$6,056	15%	$7,369	18%
Sales and marketing	20,221	50%	19,478	47%
General and administrative	6,426	16%	8,323	19%

Total operating expenses	$32,703	81%	$35,170	84%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangibles and transaction costs for business combinations as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Product development	$2,178	$4,502	$1,147	$1,709
Sales and marketing	2,136	4,908	1,234	2,242
General and administrative	2,133	5,743	1,048	3,054

Total	$6,447	$15,153	$3,429	$7,005

Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2009

Product development expenses for the nine months ended September 30, 2009 increased $6.3 million, or 43%, as compared to the same period in 2008. The increase was primarily the result of a $6.0 million increase in personnel costs. The increase in personnel costs is associated with an increase in the number of employees. The increase in personnel costs also includes a $2.3 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Product development has increased as a percentage of revenue as this area is a key strategic investment for NetSuite, driven by the continued investments in OneWorld and internationalized versions of our product.

Sales and marketing expenses for the nine months ended September 30, 2009 decreased $888,000, or 2%, as compared to the same period in 2008. The decrease was primarily the result of a $2.2 million decrease in personnel costs. The decrease in personnel costs primarily related to decreases in commissions expenses, recruiting costs and travel expenses. The decrease in personnel costs is net of a $2.0 million increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees. The decrease in personnel costs was partially offset by facilities costs and marketing expenses.

General and administrative expenses for the nine months ended September 30, 2009 increased $4.9 million, or 29%, as compared to the same period in 2008. The increase was primarily the result of a $2.4 million increase in personnel costs and $2.0 million in business combination costs. The increase in personnel costs was the result of an increase in the number of employees. The increase in personnel costs also includes a $1.6 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2009

Product development expenses for the three months ended September 30, 2009 increased $1.3 million, or 22%, as compared to the same period in 2008. The increase was primarily the result of a $1.3 million increase in personnel costs. The increase in personnel costs is associated with an increase in the number of employees. The increase in personnel costs also includes an $546,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses for the three months ended September 30, 2009 decreased $743,000 or 4%, as compared to the same period in 2008. The decrease was primarily the result of a $1.2 million decrease in personnel costs. The decrease in personnel costs related primarily to decreases in commission expenses, recruiting and training costs. The decrease in personnel costs is net of a $638,000 increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses for the three months ended September 30, 2009 increased $1.9 million, or 30%, as compared to the same period in 2008. The increase was primarily the result of $1.7 million in business combination costs for the QuickArrow acquisition.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Nine months ended September 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$3,446	3%	$511	0%
Interest expense, including amounts paid to related party	(363)	0%	(147)	0%
Other income / (expense)	(1,029)	-1%	(191)	0%
Income taxes	(811)	-1%	(643)	-1%
Noncontrolling interest	851	1%	630	1%

	Three months ended September 30,
	2008		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$750	2%	$81	0%
Interest expense, including amounts paid to related party	(65)	0%	(36)	0%
Other income / (expense)	(875)	-2%	(134)	0%
Income taxes	(221)	-1%	(229)	-1%
Noncontrolling interest	201	0%	247	1%

Interest income for the nine months ended September 30, 2009 decreased $2.9 million as compared to the same period in 2008. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

The decrease in other income / (expense) during the three and nine months ended September 30, 2009 as compared to the same periods during 2008 was primarily the result of the hedging program implemented in September 2008 and net foreign exchange rate gains and losses recognized during those periods.

Liquidity and Capital Resources

As of September 30, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $97.8 million and $25.0 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO.

In the nine months ended September 30, 2009, cash flows from operations resulted in a $1.2 million source of cash. Although we have positive operating cash flows for two consecutive quarters, the possibility remains that we could return to a position of having operating cash outflows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs. Management does expect cash received from customers to be sufficient to cover operating expenses in future periods as our losses decrease.

We intend to use the cash provided from the initial public offering for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2009, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents proceeds are adequate to fund those anticipated activities.

While we believe that our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next twelve months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. We would expect to find it more difficult to raise cash in the near term than in prior periods as a result of the economic downturn that has occurred since our IPO. If additional financing were to become necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Restricted cash consisting of letters of credit for our facility lease agreements, is included in long-term other assets which totaled $518,000 at December 31, 2008 and $520,000 at September 30, 2009.

As of September 30, 2009, we had an accumulated deficit of $277.5 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2008	2009
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(3,692)	$1,223
Net cash used in investing activities	(32,883)	(26,576)
Net cash used in financing activities	(235)	(476)
Effect of exchange rate changes on cash and cash equivalents	438	(41)

Net change in cash and cash equivalents	$(36,372)	$(25,870)

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily as a result of an increase in cash collections on accounts receivable.

Cash used in investing activities during the nine months ended September 30, 2009 was related to the acquisition of QuickArrow and our Australian distributor for $21.9 million in cash and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure.

The net cash used in financing activities for the nine months ended September 30, 2009 was primarily related to payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During the nine months ended September 30, 2008, we also paid $950,000 in costs related to our 2007 IPO.

Off-Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We did not enter into any significant new contractual obligations during the nine months ended September 30, 2009.

Recent Accounting Pronouncements

In September 2009, the FASB issued new authoritative guidance that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We have not yet adopted the standards and are currently assessing their impact on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $97.8 million at September 30, 2009. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings are denominated in U.S. Dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada and the UK, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine months ended September 30, 2009, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that we entered into during the period expired before quarter end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of September 30, 2009 would result in a loss of approximately $608,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2009 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2009, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $16.8 million for the nine months ended September 30, 2009. As of that date, our accumulated deficit was $277.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons including the other risks described in this Quarterly Report, unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $152.5 million during the year ended December 31, 2008. We have increased our number of full-time employees from 296 at December 31, 2004 to 975 at September 30, 2009.

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

Entities beneficially owned by Lawrence J. Ellison hold an aggregate of approximately 52.1% of our common stock as of September 30, 2009. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially own an aggregate of approximately 63.1% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the CEO, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2009, we have a total of 62.3 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 47.9% of our outstanding shares, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: November 6, 2009	NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever
Chief Financial Officer