Form 10-K
period 2009-12-31
NETSUITE INC
filed 2010-03-15
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2009, as reported by the New York Stock Exchange, was approximately $348.6 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

On February 28, 2010, 63,234,297 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2010 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009.

For the years ended December 31, 2007, 2008 and 2009 the percentage of our revenue generated outside of North America was 18%, 19% and 18%, respectively.

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

Medium-sized businesses, defined as businesses with up to 1,000 employees, have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially similar to those of large enterprises. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated Ecommerce capabilities.

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

Our Solution

Our comprehensive business management application suite is designed to serve as a single system for running a business. All elements of our application suite share the same customer and transaction data, enabling seamless, cross-departmental business process automation and real-time monitoring of core business metrics. In addition, our integrated ERP, CRM and Ecommerce capabilities provide users with real-time visibility and appropriate application functionality through dashboards tailored to their particular job function and access rights. Because our offering is delivered via the Internet, it is available wherever a user has Internet access, whether on a personal computer or a mobile device. The key advantages of our application suite for our customers are:

One Integrated System for Running a Business. Our integrated business application suite provides the functionality required to automate the core operations of medium-sized businesses, as well as divisions of large companies. This unified approach to managing a business enables companies to create cross-functional business processes; extend access to appropriate customers, partners, suppliers or other relevant constituencies; and efficiently share and disseminate information in real time. Our suite is designed to be easy to use, while also providing in depth functionality to meet the needs of our most sophisticated customers. Our customers can use our application suite to manage mission-critical business processes, including complex ERP (finance, accounting, inventory and payroll), CRM (sales, order management, marketing and customer support) and Ecommerce (hosting, online stores and website analytics) functions. We also have tailored our offering to the specific needs of customers in the wholesale/distribution, services and software industries, to better serve those customers’ distinct business requirements and accelerate the implementation of our offerings for customers in those industries.

Role-Based Application Functionality and Real-Time Business Intelligence. Users access our suite through a role-based user interface, or dashboard, that delivers specific application functionality and information appropriate for each user’s job responsibilities in a format familiar to them. For example, the dashboard for a salesperson would deliver functionality for managing contacts, leads and forecasts, while the dashboard for a warehouse manager would deliver capabilities appropriate for managing shipping, receiving and returns. These dashboards also incorporate sophisticated business intelligence tools that enable users to track key performance indicators, analyze operational data to identify trends, issues and opportunities and make decisions that can improve the performance of their business, all in real time.

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

Our Business Strategy

Our goal is to enhance our position as a leading vendor of on-demand, integrated business management application suites for medium-sized businesses. The key elements of our strategy include:

Expanding Our Leadership in On-Demand, Integrated Business Suites. We believe we were the first software vendor to integrate front-office, back-office and Ecommerce management capabilities into a single on-demand software suite. We intend to improve our position in the on-demand applications market by continuing to provide high quality offerings that encompass the enterprise-class functionality and ease-of-use our customers require. We also intend to leverage our position as our customers’ primary business management platform to add new and enhanced functionality that will help them run their businesses more efficiently and expand our presence within their organizations.

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

NetSuite. NetSuite is targeted at medium-sized businesses and divisions of large companies and provides a single platform for ERP, CRM and Ecommerce capabilities. It contains a broad array of features that enable users to do their individual jobs more effectively. In addition, because all users are transacting business on the same database system, NetSuite can easily automate processes across departments. For example, when a sales representative enters an order, upon approval it automatically appears on the warehouse manager’s dashboard as an item to be shipped and, once the item has been shipped, it automatically appears on the finance manager’s dashboard as an item to be billed. Each customer can automate their key business functions across all departments, including sales, marketing, service, finance, inventory, order fulfillment, purchasing and employee management. As with all of our offerings, users access the application and data through a role-based user interface, or dashboard, tailored to deliver specific functionality and information appropriate for their position.

NetSuite OneWorld. NetSuite OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. OneWorld allows users to utilize our single platform for ERP, CRM and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities. NetSuite OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. NetSuite OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales rep, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so NetSuite OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Additionally, marketing and customer support operations can also be managed globally using NetSuite OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.

NetSuite CRM+. NetSuite CRM+ is targeted at a wide range of companies, including companies larger than our traditional medium-sized business customers. Medium-sized businesses may use NetSuite CRM+ as an entry point into the entire suite, while larger enterprises often implement it as an alternative to more limited CRM offerings. This application provides traditional sales force automation, marketing automation, customer support and service management functionality. NetSuite CRM+ contrasts with competitive CRM products by also incorporating, without requiring additional integration, order management and many other ERP and Ecommerce capabilities. This provides users with a more comprehensive, real-time view of customer interactions than can be provided by traditional, stand-alone CRM products, whether on-premise or on-demand. NetSuite CRM+ also offers incentive management, project tracking, website hosting and analytics and partner relationship management.

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

OpenAir and QuickArrow Professional Services Automation and Project Portfolio Management. In addition to NetSuite, we also offer both professional services automation (“PSA”) and project portfolio management (“PPM”) products through our OpenAir, Inc. (“OpenAir”) and QuickArrow Inc. (“QuickArrow”) subsidiaries. These tools, delivered in a SaaS environment, provide professional services and project-based organizations and firms advanced capabilities to capture and report on billable time, manage projects and resources and bill customers.

Sales and Marketing

Sales. We generate sales through both direct and indirect approaches, with most selling done over the phone. Our direct sales team consists of professionals in various locations across the United States, Europe and the Asia-Pacific region. Within these regions, our direct sales organization focuses on selling to medium-sized businesses and divisions of large companies. Indirect sales are generated through our relationships with channel partners in North America, Latin America, Europe and the Asia-Pacific region.

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

Japanese Majority-Owned Subsidiary. In March 2006, we established a majority-owned subsidiary in Japan, NetSuite Kabushiki Kaisha (“NetSuite KK”). We owned this subsidiary with Transcosmos, Inc., (“TCI”), Miroku Jyoho Service Ltd. (“MJS”), and Inspire Corporation, each of which is a Japanese corporation. TCI and MJS have exclusive distribution rights to distribute our on-demand application suite in Japan. As of December 31, 2008, we owned approximately 72% of the subsidiary.

In December 2009, the Company purchased TCI’s 20% ownership equity in NetSuite KK for $3.0 million, increasing our ownership in NetSuite KK to 92%. Subsequent to year end the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million in cash.

Because of this majority interest, we consolidate NetSuite KK’s financial results, reflecting its revenue, cost of revenue and expense categories in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in NetSuite KK’s results. Through December 31, 2009, the operating performance and liquidity requirements of NetSuite KK had not been material to our results of operations or financial condition. Although we plan to expand our selling and marketing activities in Japan to add new customers, we believe the future liquidity requirements of NetSuite KK will not be significant in the near future.

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

Client Support. Our technical support organization, with personnel in Canada and Asia, offers support 24 hours a day, seven days a week. Our system allows for skills-based and time zone-based routing to address general and technical inquiries across all aspects of our suite. For our direct customers, we offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts typically have a one-year term. For customers purchasing through resellers, primary product support is provided by our resellers, with escalation support provided by us.

Training. We offer a variety of training services through our training resource, NetSuite University, to facilitate the successful adoption of our suite throughout the customer’s organization.

Operations, Technology and Development

Our customers rely on our application suite to run their businesses, and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of maximizing the availability of our application, which is hosted on a highly-scalable network located in a secure third-party facility. We host the NetSuite application and serve our customers primarily from a single data center facility with SAVVIS Communications Corporation (“SAVVIS”), located in California. Our OpenAir applications are hosted from a separate SAVVIS data center located in Massachusetts and our QuickArrow applications are hosted from a data center operated by Sunguard located in Texas. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite’s infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

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

The combination of our hosting infrastructure, flexible architecture and phased release process enables us to offer a service level commitment to our customers of 99.5% uptime per period, excluding designated periods of maintenance. Under the terms of this commitment, we offer to credit a full month’s service fees for any period where we do not meet this service level.

Product development expenses were $23.7 million, $21.5 million and $28.6 million during the years ended December 31, 2007, 2008 and 2009, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal “ride-alongs” and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and AJAX on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many of our internal development tools to third party developers via SuiteFlex to allow extensions to the service that mirror the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.

Customers

Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2009, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2009. No single customer accounted for more than 3% of our revenue in 2007, 2008 or 2009.

Competition

We compete with a broad array of ERP, CRM and Ecommerce companies. Our markets are highly competitive, fragmented and subject to rapid changes in technology. Many of our potential customers are seeking their first packaged ERP, CRM or Ecommerce application and, as such, evaluate a wide range of alternatives during their purchase process. Although we believe that none of our larger competitors currently offer an on-demand comprehensive business management suite, we face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than we have, as well as smaller companies focused on specialized solutions. In addition, some of our larger competitors have announced plans to launch new products that could compete more closely with our on-demand application suite. Internationally, we face competition from local companies as well as larger competitors, each of which has products tailored for those local markets. To a lesser extent, we compete with internally developed and maintained solutions. Our current principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, SAP AG, The Sage Group plc and salesforce.com, inc.

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

As of December 31, 2009, we had eight U.S. and no foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of December 31, 2009, we had 968 employees. We also engage a number of independent contractors and consultants.

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

Executive Officers of the Registrant

Our current executive officers, and their ages and positions as of February 28, 2010, are set forth below:

Name	Age	Position(s)
Zachary Nelson	48	President, Chief Executive Officer and Director
Evan M. Goldberg	43	Chief Technology Officer and Chairman of the Board
James McGeever	43	Chief Financial Officer
Timothy Dilley	50	Executive Vice President, Services
James Ramsey	37	Senior Vice President, Worldwide Sales and Distribution
Douglas P. Solomon	43	Senior Vice President, General Counsel and Secretary

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

James Ramsey has served as our Senior Vice President, Worldwide Sales and Distribution since February 2009. Mr. Ramsey served as our Senior Vice President, Worldwide Sales from January 2008 until February 2009. From September 2003 to December 2007, Mr. Ramsey has held several positions with us, including Senior Vice President of the America’s. Prior to joining NetSuite, Mr. Ramsey worked for Oracle Corporation from July 1995 to September 2003. Mr. Ramsey held various positions in the sales organization at Oracle including Director of Midmarket Sales Canada and Central U.S., and Director of the West. Mr. Ramsey holds a B.A degree in Psychology from the University of Denver.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss attributable to NetSuite Inc. common stockholders of $23.3 million for the year ended December 31, 2009. As of that date, our accumulated deficit was $284.1 million. We expect to make significant future expenditures related to the development and expansion of our business. In addition, as a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

Because we deliver our application suite as a service, errors or defects in the software applications underlying our service, or a failure of our hosting infrastructure, may make our service unavailable to our customers. Since our customers use our suite to manage critical aspects of their business, any errors, defects, disruptions in service or other performance problems with our suite, whether in connection with the day-to-day operation of our suite, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service or other performance problems with our suite, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, possibly resulting in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009. We have increased our number of full-time employees from 296 at December 31, 2004 to 968 at December 31, 2009.

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

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, possibly causing our stock price to decline.

Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. A decline in general macroeconomic conditions could adversely affect our customers’ ability or willingness to purchase our application suite, possibly adversely affecting our operating results or financial outlook. Fluctuations in our quarterly operating annual results or financial outlook may also be due to a number of additional factors, including the risks and uncertainties discussed elsewhere in this Annual Report.

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

Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.

The markets where we participate is intensely competitive, and if we do not compete effectively, our operating results may be harmed.

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

Because of the early stage of development of our markets, we believe that building and maintaining brand recognition and customer goodwill is critical to our success. Our efforts in this area have, on occasion, been complicated by the marketing efforts of our competitors, including potentially incomplete, inaccurate and false statements about our company and our services that could harm our business. Our ability to respond to our competitors’ misleading marketing efforts may be limited under certain circumstances by legal prohibitions on permissible public communications by us as a public company.

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

We rely on third-party software, including Oracle database software, that may be difficult to replace or could cause errors or failures of our service that could lead to lost customers or harm to our reputation.

We rely on software licensed from third parties to offer our service, including database software from Oracle. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, harming our business. Any errors or defects in third-party software could result in errors or a failure of our service also potentially harming our business.

Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, increasing our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our suite to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology and such license which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, there can be no assurances that control deficiencies will not be identified in the future.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for ERP, CRM and Ecommerce solutions and restricting our ability to store, process and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, harming our business and operating results.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, ERP, CRM and Ecommerce solutions would be less effective likely reducing demand for our service and harm our business.

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

We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, potentially diverting our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

We have undertaken acquisitions in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

We may in the future seek to acquire or invest in additional businesses, products, technologies or other assets. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, potentially involving preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 51.6% of our common stock as of December 31, 2009. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 62.5% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2009, we had a total of 62.9 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 48.4% of our outstanding shares as of December 31, 2009, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 4.	Reserved

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the New York Stock Exchange under the symbol “N”. The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

For the quarters ended	High	Low
2009:
December 31, 2009	$17.00	$13.60
September 30, 2009	15.80	10.19
June 30, 2009	14.38	9.96
March 31, 2009	12.27	6.74

2008:
December 31, 2008	$18.02	$5.43
September 30, 2008	20.50	15.04
June 30, 2008	24.39	17.33
March 31, 2008	40.34	18.31

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

As of December 31, 2009, there were 228 registered stockholders of record of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2009, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

	December 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009
NetSuite	$100	$151	$32	$61
Nasdaq Composite Index	$100	$100	$60	$86
Nasdaq Computer Index	$100	$101	$54	$92

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009 and the selected consolidated balance sheet data as of December 31, 2008 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005, 2006 and 2007 are derived from audited consolidated financial statements which are not included in this Annual Report.

	Years ended December 31,
	2005	2006	2007	2008	2009
	(Dollars and shares in thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data
Revenue	$36,356	$67,202	$108,541	$152,476	$166,540
Cost of revenue (1)	15,607	22,993	33,766	48,582	56,105

Gross profit	20,749	44,209	74,775	103,894	110,435

Operating expenses:
Product development (1)	24,780	20,690	23,703	21,516	28,577
Sales and marketing (1)	39,179	43,892	57,932	76,943	76,165
General and administrative (1)	13,685	14,619	16,720	23,804	29,215

	77,644	79,201	98,355	122,263	133,957

Operating loss	(56,895)	(34,992)	(23,580)	(18,369)	(23,522)

Other income / (expenses), net, net loss attributable to noncontrolling interest and income taxes	(769)	(730)	(326)	2,505	218

Net loss attributable to NetSuite Inc. common stockholders	$(57,664)	$(35,722)	$(23,906)	$(15,864)	$(23,304)

Net loss per NetSuite Inc. common share	$(27.99)	$(6.42)	$(2.45)	$(0.26)	$(0.38)

Weighted average number of shares used in computing net loss per common share	2,060	5,567	9,774	60,385	61,941

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:
	Years ended December 31,
	2005	2006	2007	2008	2009
Cost of revenue	$—	$19	$1,703	$2,988	$5,289
Product development	14,146	8,885	10,376	3,629	6,641
Sales and marketing	—	75	2,540	3,375	7,078
General and administrative	8,323	6,329	3,605	3,386	7,677

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$22,469	$15,308	$18,224	$13,378	$26,685

In January 2009, the Company adopted provisions Statement of Financial Accounting Standards 141(R), “Business Combinations” of (FASB ASC topic 805) which requires transaction costs for business combinations to be recorded as current period expenses. In prior years, such costs were included as part of the consideration paid for the acquisition.

In January 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), “Share Based Payment” (included in FASB ASC topic 718) using the prospective transition method.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
	(Dollars thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$1,657	$9,910	$169,408	$123,638	$96,355
Working capital, excluding deferred revenue	13,616	20,504	178,001	140,184	116,200
Total assets	35,178	48,053	218,777	210,334	202,224
Deferred revenue	50,857	71,769	76,986	73,871	72,721
Long-term debt (includes current portion)	—	—	3,944	2,586	1,142
Convertible preferred stock	125,654	125,654	—	—	—
Equity	(162,642)	(175,322)	112,410	109,387	104,707

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In 2008, we acquired OpenAir and in 2009 we acquired QuickArrow, both of which offer professional services automation and project portfolio management products.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia and Australia.

Key Components of Our Results of Operations

Revenue

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2009, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursing a number of strategies that we believe will provide us with significant prospects for future growth. The goals of those strategic objectives are to continue to move up-market, to increase the use of NetSuite as a platform and to extend the verticalization of our product line. Although we have made progress toward our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

•	Growth of sales of OneWorld, which supports the needs of large, stand-alone companies and divisions of very large enterprises;

•	Strengthening our professional services automation verticalization with the acquisition of QuickArrow; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise.

We experience competitive pricing pressure when our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to medium-sized businesses, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar on-demand integrated business management suite.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2009, we had deferred revenue of $72.7 million.

Backlog was approximately $30.4 million and $36.1 million as of December 31, 2008 and 2009, respectively. Backlog represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year-to-year depending in part upon the number of dollar amount of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.

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

The percentage of our revenue generated outside of North America was 18% during 2007, 19% during 2008 and 18% during 2009. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In 2006, the Company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company was required to undertake its best efforts to provide localization of the Company’s on-demand application service for the Japanese market, a process that was completed in 2009. The Preferred Reseller Agreement provides TCI and MJS with a three-year right and five-year right, respectively, to distribute the localized on-demand application service in the Japanese market with certain favorable pricing terms. The distribution agreement with TCI expired during 2009. In conjunction with these agreements, the Company and NetSuite KK received $17.0 million from TCI, including $1.5 million in prepaid royalties, $4.1 million from MJS, including $394,000 in prepaid royalties and $807,000 from Inspire Corporation. All of the prepaid royalties had been used or refunded as of December 31, 2009.

In December 2009, the Company purchased TCI’s 20% ownership equity in NetSuite KK for $3.0 million. Subsequent to year end the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million in cash.

The Company recognized $2.0 million, $6.1 million and $2.1 million in revenue related to the distribution agreements in the years ended December 31, 2007, 2008 and 2009, respectively. The amounts allocated to the equity investment in NetSuite KK were recorded as equity and noncontrolling interest. The amount allocated to prepaid royalties was recorded as a distributor advance in current liabilities

See Note 8 to our Consolidated Financial Statements for a further description of NetSuite KK.

Employees

As of December 31, 2009, our headcount was 968 employees including 274 employees in sales and marketing, 455 employees in operations, professional services, training and customer support, 135 employees in product development, and 104 employees in a general and administrative capacity. We had 971 employees at December 31, 2008 including 314 employees in sales and marketing, 430 employees in operations, professional services, training and customer support, 118 employees in product development, and 109 employees in a general and administrative capacity.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, professional services and training personnel, stock-based compensation, software license fees, costs associated with website development activities, allocated overhead, intangible asset amortization expense associated with capitalized internal use software and acquired developed technology and related plant and equipment depreciation and amortization expenses. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services.

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

Operating Expenses—Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, causing us to incur additional expenses related to translation and localization of our application for use in other countries.

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

We believe that we have sufficient sales and marking staff to meet our revenue goals for 2010. In future periods we may need to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Our sales and marketing expenses have increased in absolute dollars although they have decreased as a percentage of total revenue over the past three years. We expect this trend to continue in the foreseeable future.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

•	Revenue recognition;

•	Internal use software and website development costs;

•	Deferred commissions;

•	Accounting for stock-based compensation; and

•	Goodwill and other intangible assets.

A description of our critical accounting policies and judgments for those areas are presented below. In addition, please refer to the Notes to Consolidated Financial Statements for further discussion of our accounting policies.

Revenue Recognition

We generate revenue from the sale of subscriptions and professional and support services. In most instances, revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing our on-demand application suite, professional services associated with consultation services and customer support. We sell our application suite pursuant to service agreements that are generally one year in length, with some of our agreements having contract terms ranging up to three years in length. While certain of our customers on occasion take possession of nonessential applications that facilitate data transfer and report review, our services do not provide our customers the right to take possession of the software supporting the on-demand application suite at any time.

We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

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

Internal Use Software and Website Development Costs

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2007, 2008 or 2009.

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation for equity grants made to our officers, directors and employees by using the intrinsic value method based on the difference, if any, between the estimated fair value of our common stock and the exercise price on the date of grant. Effective January 1, 2006, we adopted the fair value method of accounting for share based payments, using the prospective transition method, which was applied only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the grant date fair value of stock option awards granted or modified after January 1, 2006. Estimates are used in determining the fair value of such awards. Changes in these estimates could result in changes to our stock-based compensation expense.

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

Restricted stock units are valued based on the fair value of the underlying shares of our common stock.

As a result of our stock-based compensation activity, we recorded $18.2 million, $11.8 million and $20.7 million of stock-based compensation during the years ended December 31, 2007, 2008 and 2009, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We allocated a portion of the purchase price of the acquisition of our acquired businesses to intangible assets, including customer relationships, developed technology and tradenames that are being amortized over their estimated useful lives of one to seven years. We also allocated a portion of the purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating the purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates and these could significantly affect our operating results and financial position.

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. We evaluate impairment by comparing the estimated fair value of the reporting unit to its carrying value. We estimate fair value by computing our expected future discounted operating cash flows based on historical trends, adjusted to reflect our best estimate of future market and operating conditions as well as the market capitalization values of peer comparables. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of the reporting unit involve the application of judgment, including the amount and timing of future cash flows, short- and long-term growth rates, and the weighted average cost of capital, potentially affecting the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there were no goodwill impairment indicators.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Year ended December 31,
	2007	2008	2009
	(dollars in thousands)
Revenue	$108,541	$152,476	$166,540
Cost of revenue (1)	33,766	48,582	56,105

Gross profit	$74,775	$103,894	$110,435

Gross margin	69%	68%	66%

(1) Includes stock-based compensation and amortization of intangible assets	$1,703	$2,988	$5,289

2008 compared to 2009

Revenue for the year ended December 31, 2009 increased $14.1 million, or 9%, compared to the same period in 2008. The overall increase in revenue was primarily the result of $21.3 million in new revenue as a result of acquiring new customers (customers acquired after December 31, 2008), the continued customer adoption of OneWorld, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of QuickArrow. The increase in new revenue was offset by a $7.2 million decrease in revenues from existing customers and other sources including our Japanese distribution rights. This decrease in revenues from existing customers is comprised of a $8.2 million decrease in professional services revenue from those existing customers as a result of the nonrenewal of services, a $4.0 million reduction of revenue recognized from our Japanese distribution rights agreement, offset by a $4.9 million net increase in existing customers purchases of subscriptions and support. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules (or “upsell”) largely offset the impact of customer churn and decreases in subscription and support revenues (or “downsell”) for existing customers. We believe that the increase in both churn rate and downsell that we experienced in early 2009 are a result of global economic conditions.

Revenue generated outside of North America was $30.8 million, or 18%, of our revenue during the year ended December 31, 2009, as compared to $29.0 million, or 19%, during the same period in 2008.

Cost of revenue for the year ended December 31, 2009 increased $7.5 million, or 15%, compared to the same period in 2008. The increase was primarily the result of a $4.9 million increase in personnel costs and a $883,000 increase in amortization of intangibles. The increase in personnel costs is primarily associated with an increase in the number of employees required to support our growing client base and also included a $1.2 million increase in stock-based compensation.

Our gross margin decreased to 66% during the year ended December 31, 2009 compared to 68% for 2008. This decrease was primarily due to additional expenses related to stock-based compensation and intangible asset amortization.

2007 compared to 2008

Revenue for the year ended December 31, 2008 increased $43.9 million, or 40%, compared to 2007. Revenue from products introduced in 2008 was $6.9 million.

$25.2 million of the increase in revenues was from new customers (those customers acquired after December 31, 2007) including the incremental customer revenue resulting from the acquisition of OpenAir. This increase in revenue from new customers reflects a 36% increase in the average revenue recognized per new customer during the year ended December 31, 2008 as compared to the same period in 2007 due to these new customers adopting more elements of our service including NetSuite OneWorld, the purchase of OpenAir products, the broader adoption of more costly industry-specific vertical solutions and an increase in the size of our customers.

The remainder of the increase in revenues was primarily a result of upsell to existing customers exceeding decreases resulting from customer churn and downsells. Subscription and support revenues from existing customers (those customers acquired before December 31, 2007) increased by $19.9 million for the year ended December 31, 2008 as compared to the same period in 2007. Those increases in sales and support revenues from existing customers were partially offset by the reduction in professional services revenues from those customers.

The revenue generated outside of North America was $29.0 million, or 19%, of our revenue during 2008, as compared to $19.2 million, or 18% of our revenue during 2007.

Cost of revenue for the year ended December 31, 2008 increased $14.8 million, or 44%, compared to 2007. The increase was primarily the result of a $10.1 million increase in personnel costs including stock-based compensation, and a $4.2 million increase in data center expenses resulting from an increase in capacity. The increase in personnel costs is associated with an increase in the number of employees required to support our growing client base. Those increases were partially offset by a $2.5 million decrease in expenses for the use of external professional services that resulted from having additional in-house resources available to perform those services.

Our gross margin decreased to 68% during the year ended December 31, 2008 compared to 69% for 2007. This decrease was primarily due to additional expenses related to hiring additional employees in our professional services organization, investments in data center capacity and a $1.0 million increase in the amortization of intangible assets related to our June 2008 acquisition of OpenAir.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2007		2008		2009
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$23,703	22%	$21,516	14%	$28,577	17%
Sales and marketing	57,932	53%	76,943	50%	76,165	46%
General and administrative	16,720	15%	23,804	16%	29,215	17%

Total operating expenses	$98,355	90%	$122,263	80%	$133,957	80%

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Year ended December 31,
	2007	2008	2009
	(dollars in thousands)
Product development	$10,376	$3,629	$6,641
Sales and marketing	2,540	3,375	7,078
General and administrative	3,605	3,386	7,677

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$16,521	$10,390	$21,396

In January 2009, the Company adopted provisions of ASC 805-10 which requires transaction costs for business combinations to be recorded as current period expenses. In prior years, such costs were included as part of the consideration paid for the acquisition.

2008 compared to 2009

Product development expenses for the year ended December 31, 2009 increased $7.1 million, or 33%, as compared to 2008. The increase was primarily the result of a $6.7 million increase in personnel costs. The increase in personnel costs is associated with an increase in the number of employees. The increase in personnel costs includes a $2.9 million increase in stock-based compensation expenses resulting from the issuance of equity awards to both existing and new employees. Product development has increased as a percentage of revenue as this area is a key strategic investment for NetSuite, driven by the continued investments in OneWorld and internationalized versions of our product.

Sales and marketing expenses for the year ended December 31, 2009 decreased $778,000, or 1%, as compared to 2008. The decrease was primarily the result of a $3.0 million decrease in personnel costs. The decrease in personnel costs primarily related to decreases in commissions expenses, recruiting costs and travel expenses. The decrease in personnel costs is net of a $2.5 million increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees. The decrease in personnel costs was partially offset by an increase in facilities costs and marketing expenses.

General and administrative expenses for the year ended December 31, 2009 increased $5.4 million, or 23%, as compared to 2008. The increase was primarily the result of a $2.8 million increase in personnel costs and $2.0 million in business combination costs. The increase in personnel costs was primarily due to a $2.3 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

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

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of net loss attributable to noncontrolling interest were as follows for the periods presented:

	Year ended December 31,
	2007		2008		2009
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$335	0%	$3,988	3%	$565	0%
Interest expense, including amounts paid to related party	(853)	-1%	(474)	0%	(190)	0%
Other income / (expense)	313	0%	(1,049)	-1%	(325)	0%
Income taxes	(734)	-1%	(1,056)	-1%	(640)	0%
Net loss attributable to noncontrolling interest	614	1%	1,096	1%	808	0%

2008 compared to 2009

Interest income for the year ended December 31, 2009 decreased $3.4 million as compared to 2008. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

The decrease in other income / (expense) during the year ended December 31, 2009 as compared to 2008 was primarily the result of the hedging program implemented in September 2008 and net foreign exchange rate gains and losses recognized during those periods.

During December 2009, the Company purchased TCI’s 20% ownership equity in NetSuite KK. Subsequent to year end, the company purchased the ownership equity from MJS and Inspire Corporation such that we currently own 100% of NetSuite KK. As a result of these purchases, the benefit the Company will receive from the net loss attributable to the noncontrolling interest will be significantly reduced during 2010.

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

The increase in the benefit from net loss attributable to noncontrolling interest in NetSuite KK of $484,000 is due to the increasing losses at that unit during the year ended 2008 as compared to the same period in 2007.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2009. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31 2009
	(Dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue	$34,118	$36,553	$40,404	$41,401	$41,567	$40,304	$41,705	$42,964
Cost of revenue (1)	10,115	11,665	13,733	13,069	13,035	13,556	14,493	15,021

Gross profit	24,003	24,888	26,671	28,332	28,532	26,748	27,212	27,943

Operating expenses:
Product development (1)	4,082	4,452	6,056	6,926	6,788	6,770	7,369	7,650
Sales and marketing (1)	17,805	19,401	20,221	19,516	18,797	18,264	19,478	19,626
General and administrative (1)	5,467	5,145	6,426	6,766	6,910	6,717	8,323	7,265

Total operating expenses	27,354	28,998	32,703	33,208	32,495	31,751	35,170	34,541

Operating loss	(3,351)	(4,110)	(6,032)	(4,876)	(3,963)	(5,003)	(7,958)	(6,598)

Other income / (expenses), net, including the effect of noncontrolling interest and income taxes	1,322	982	(210)	411	218	13	(71)	58

Net loss attributable to NetSuite
Inc. common stockholders	$(2,029)	$(3,128)	$(6,242)	$(4,465)	$(3,745)	$(4,990)	$(8,029)	$(6,540)

Net loss per NetSuite Inc. common share	$(0.03)	$(0.05)	$(0.10)	$(0.07)	$(0.06)	$(0.08)	$(0.13)	$(0.10)

Weighted average number of shares used in computing net loss per common share	60,093	60,160	60,436	60,838	61,248	61,853	62,100	62,545

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31 2009
Cost of revenue	$294	$525	$1,113	$1,056	$1,044	$1,238	$1,373	$1,634
Product development	483	548	1,147	1,451	1,350	1,443	1,709	2,139
Sales and marketing	334	568	1,234	1,239	1,204	1,462	2,242	2,170
General and administrative	498	587	1,048	1,253	1,155	1,534	3,053	1,935

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$1,609	$2,228	$4,542	$4,999	$4,753	$5,677	$8,377	$7,878

Our revenue increased in each of the quarters presented above as a result of adding new customers, as well as an increase in overall transaction size and upselling to existing customers. We believe that as a result of global economic conditions we experienced an increase in both churn rate and downsell in early 2009. To date, we have not experienced any significant impact on our results of operations due to seasonality.

Liquidity and Capital Resources

As of December 31, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $96.4 million and $25.8 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 initial public offering that was allocated for working capital purposes.

In the year ended December 31, 2009, cash flows from operations resulted in a $4.8 million source of cash. Although we have positive operating cash flows for three consecutive quarters ended December 31, 2009, the possibility remains that we could return to a position of having operating cash outflows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs. Management expects cash received from customers to be sufficient to cover operating expenses in future periods as our losses decrease.

We intend to use the cash provided from the initial public offering for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2010, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents proceeds are adequate to fund those anticipated activities.

While we believe that our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next twelve months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. We would expect to find it more difficult to raise cash in the near term than in prior periods as a result of the economic downturn that has occurred since our initial public offering. If additional financing were to become necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Prior to our initial public offering that raised $161.9 million in net proceeds in December 2007, we financed our operations primarily through private placements of preferred equity securities and common stock and a $20.0 million line of credit from Tako Ventures, LLC (“Tako Ventures”), a related party. In December 2007, we paid off the outstanding balance of the Tako Ventures line of credit by making a payment of $8.0 million. The line of credit expired in February 2008.

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $517,000 and $520,000 at December 31, 2008 and 2009, respectively.

As of December 31, 2009, we had an accumulated deficit of $284.1 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2007	2008	2009
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$4,119	$(8,968)	$4,758
Net cash used in investing activities	(4,772)	(36,833)	(28,727)
Net cash provided by / (used in) financing activities	159,805	(869)	(3,223)
Effect of exchange rate changes on cash and cash equivalents	346	900	(91)

Net change in cash and cash equivalents	$159,498	$(45,770)	$(27,283)

Cash provided by / (used in) operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2009 as compared to the same period in 2008 primarily as a result of an increase in revenues.

Cash used in investing activities during the year ended December 31, 2009 was related to the acquisition of QuickArrow and our Australian distributor for a total of $21.9 million in cash, net of cash received and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure. Cash used in investing activities during the year ended December 31, 2008 was primarily related to $28.8 million in cash used for the acquisition of OpenAir, net of cash received.

The net cash used in financing activities for the years ended December 31, 2008 and 2009 were primarily related to payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During 2009, financing activities also included a $3.0 million payment for the purchase of noncontrolling interests and during 2008, we also paid $950,000 in costs related to our 2007 initial public offering.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment, note payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2009, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(dollars in thousands)
Capital lease obligations	$40	$40	$—	$—	$—
Debt obligations	1,142	1,142	—	—	—

Total accrued contractual obligations	1,182	1,182	—	—	—

Operating lease obligations	20,335	7,190	11,322	1,823	—
Purchase obligations	8,468	7,471	997	—	—

Total off-balance sheet contractual obligations	28,803	14,661	12,319	1,823	—

Total contractual obligations	$29,985	$15,843	$12,319	$1,823	$—

Off-Balance Sheet Arrangements

During the years ended December 31, 2007, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 18 in our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $96.4 million at December 31, 2009. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada, the UK the Philippines and Australia, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During 2008 and 2009 we undertook a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. All contracts that we entered into during the year expired before year end. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. During 2009, foreign denominated revenues were approximately $30.9 million and foreign denominated expenses were approximately $48.0 million. The effect of an 10% adverse change in exchange rates on revenues and expenses during 2009 would result in a loss of approximately $1.7 million.

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

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NetSuite Inc.:

We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, convertible preferred stock and total equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, NetSuite Inc. and subsidiaries retrospectively changed their presentation of noncontrolling interests due to the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (included in FASB ASC Topic 810, Consolidation), as of January 1, 2009. In addition, as discussed in note 2 to the consolidated financial statements, NetSuite Inc. and subsidiaries changed its method of accounting for business combinations due to the adoption of FASB Statement No. 141R, Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

(signed)    KPMG LLP

Mountain View, California

March 12, 2010

NetSuite Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$123,638	$96,355
Accounts receivable, net of allowances of $589 and $921 as of December 31, 2008 and December 31, 2009, respectively	26,675	25,776
Deferred commissions	11,363	11,726
Other current assets	2,385	4,922

Total current assets	164,061	138,779
Property and equipment, net	15,413	14,731
Deferred commissions, non-current	1,688	1,040
Goodwill	17,824	28,095
Other intangible assets, net	8,712	17,073
Other assets	2,636	2,506

Total assets	$210,334	$202,224

Liabilities and equity
Current liabilities:
Accounts payable	$2,893	$1,147
Deferred revenue	66,667	66,360
Accrued compensation	10,863	10,562
Accrued expenses	5,758	5,154
Other current liabilities	4,363	5,716

Total current liabilities	90,544	88,939

Long-term liabilities:
Deferred revenue, non-current	7,204	6,361
Other long-term liabilities	3,199	2,217

Total long-term liabilities	10,403	8,578

Total liabilities	100,947	97,517

Commitments and contingencies (Note 11)
Equity:
NetSuite Inc. stockholders’ equity:
Preferred stock, par value $0.01, 25,000,000 shares authorized as of December 31, 2008 and 2009; zero shares issued and outstanding	—	—
Common stock, par value $0.01, 500,000,000 shares authorized; 60,919,401 and 62,880,465 shares issued and outstanding, excluding 45,022 and 6,250 shares subject to repurchase as of December 31, 2008 and 2009, respectively	609	629
Additional paid-in capital	368,801	387,507
Accumulated other comprehensive income	337	756
Accumulated deficit	(260,755)	(284,059)

Total NetSuite Inc. stockholders’ equity	108,992	104,833
Noncontrolling interest in subsidiary	395	(126)

Total equity	109,387	104,707

Total liabilities and equity	$210,334	$202,224

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2007	2008	2009
Revenue	$108,541	$152,476	$166,540
Cost of revenue	33,766	48,582	56,105

Gross profit	74,775	103,894	110,435

Operating expenses:
Product development	23,703	21,516	28,577
Sales and marketing	57,932	76,943	76,165
General and administrative	16,720	23,804	29,215

Total operating expenses	98,355	122,263	133,957

Operating loss	(23,580)	(18,369)	(23,522)

Other income / (expense), net:
Interest income	335	3,988	565
Interest expense	(29)	(183)	(5)
Interest expense to related parties	(825)	(291)	(185)
Other income / (expense), net	313	(1,049)	(325)

Total other income / (expense), net	(206)	2,465	50

Loss before income taxes	(23,786)	(15,904)	(23,472)
Provision for income taxes	734	1,056	640

Net loss	(24,520)	(16,960)	(24,112)
Less: net loss attributable to noncontrolling interest	614	1,096	808

Net loss attributable to NetSuite Inc. common stockholders	$(23,906)	$(15,864)	$(23,304)

Net loss attributable to NetSuite Inc. common stockholders per common share, basic and diluted	$(2.45)	$(0.26)	$(0.38)

Weighted average number of shares used in computing net loss per share	9,774	60,385	61,941

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Convertible Preferred Stock and Total Equity / (Deficit)

(dollars in thousands)

	Convertible preferred stock		Common Stock		Additional paid-in capital	Notes receivable from stockholders	Accumulated other comprehen- sive income / (loss)	Accumulated deficit	Total NetSuite Inc. stockholders’ equity	Non- controlling interest in subsidiary	Total equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2006	33,847,061	$125,654	$7,288,199	$73	$48,061	$(4,373)	$(43)	$(220,985)	$(177,267)	$1,945	$(175,322)
Interest income on notes receivable	—	—	—	—	—	(56)			(56)		(56)
Conversion of preferred stock into common stock	(33,847,061)	(125,654)	44,676,597	447	125,207	—			125,654		125,654
Payment of notes receivable from stockholders	—	—	—	—	—	4,429			4,429		4,429
Issuance of common stock, net of issuance costs of $14.0 million	—	—	6,765,000	68	161,786	—			161,854		161,854
Exercise of stock options for cash	—	—	487,397	5	1,099	—			1,104		1,104
Lapse of restrictions on common stock related to early exercise of stock options	—	—	842,260	8	778	—			786		786
Stock-based compensation	—	—	—	—	18,202	—			18,202		18,202
Contribution to capital by related party	—	—	—	—	22	—			22		22
Comprehensive loss:
Foreign currency translation adjustment							258
Net loss								(23,906)		(614)
Comprehensive loss	—	—	—	—	—	—			(23,648)		(24,262)

BALANCES, December 31, 2007	—	—	60,059,453	601	355,155	—	215	(244,891)	111,080	1,331	112,411
Assumption of stock awards in connection with acquisition of OpenAir	—	—	—	—	127				127		127
Stock issuance costs	—	—	—	—	(212)	—			(212)		(212)
Exercise of stock options for cash	—	—	705,623	7	2,143	—			2,150		2,150
Lapse of restrictions on common stock related to early exercise of stock options	—	—	77,863	—	116	—			116		116
Vesting of restricted stock awards and units	—	—	76,462	1	(302)	—			(301)		(301)
Stock-based compensation	—	—	—	—	11,774	—			11,774		11,774
Comprehensive loss:
Foreign currency translation adjustment							122			160
Net loss								(15,864)		(1,096)
Comprehensive loss	—	—	—	—	—	—			(15,742)		(16,678)

BALANCES, December 31, 2008	—	—	60,919,401	609	368,801	—	337	(260,755)	108,992	395	109,387
Exercise of stock options for cash	—	—	1,472,586	15	4,298	—			4,313		4,313
Lapse of restrictions on common stock related to early exercise of stock options	—	—	32,001	—	35	—			35		35
Vesting of restricted stock awards and units	—	—	456,477	5	(2,940)	—			(2,935)		(2,935)
Stock-based compensation	—	—	—	—	20,718	—			20,718		20,718
Purchase of noncontrolling interest	—	—	—	—	(3,405)	—	100		(3,305)	305	(3,000)
Comprehensive loss:											—
Foreign currency translation adjustment							319			(18)
Net loss								(23,304)		(808)
Comprehensive loss	—	—	—	—	—	—			(22,985)		(23,811)

BALANCES, December 31, 2009	—	$—	62,880,465	$629	$387,507	$—	$756	$(284,059)	$104,833	$(126)	$104,707

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2007	2008	2009
Cash flows provided by / (used in) operating activities:
Net loss	$(24,520)	$(16,960)	$(24,112)
Less: net loss attributable to noncontrolling interest	614	1,096	808
Net loss attributable to NetSuite Inc.	(23,906)	(15,864)	(23,304)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,381	5,330	7,107
Amortization of other intangible assets	—	1,604	3,627
Provision for accounts receivable allowances	530	773	1,692
Stock-based compensation	18,224	11,774	20,718
Amortization of deferred commissions	19,752	22,709	19,946
Loss on disposal of property and equipment	—	34	12
Noncontrolling interests	(614)	(1,096)	(808)
Accrued interest on notes receivable from stockholders	(56)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,984)	(8,722)	353
Deferred commissions	(20,034)	(20,217)	(19,663)
Other current assets	(882)	(552)	(2,367)
Other assets	(103)	(516)	224
Accounts payable	633	(170)	(1,249)
Accrued compensation	1,934	1,925	(578)
Deferred revenue	5,215	(3,312)	(2,241)
Other current liabilities	3,874	(3,258)	1,743
Other long-term liabilities	155	590	(454)

Net cash provided by / (used in) operating activities	4,119	(8,968)	4,758

Cash flows used in investing activities:
Proceeds from disposal of property and equipment	—	28	—
Purchases of property and equipment	(4,664)	(7,265)	(6,104)
Capitalized internal use software	(108)	(266)	(254)
Business combinations, net of cash received	—	(28,725)	(22,212)
Advances on line of credit	—	(330)	(157)
Acquisition of other intangibles	—	(275)	—

Net cash used in investing activities	(4,772)	(36,833)	(28,727)

Cash flows provided by / (used in) financing activities:
Proceeds from line of credit from related party	1,000	—	—
Payments on line of credit from related party	(8,000)	—	—
Proceeds from notes receivable from stockholders	4,429	—	—
Purchase of noncontrolling interest	—	—	(3,000)
Payments under capital leases and long-term debt	(1,133)	(1,589)	(1,638)
Proceeds from issuance of common stock, net of issuance costs	163,509	720	1,415

Net cash provided by / (used in) financing activities	159,805	(869)	(3,223)

Effect of exchange rate changes on cash and cash equivalents	346	900	(91)

Net change in cash and cash equivalents	159,498	(45,770)	(27,283)
Cash and cash equivalents at beginning of year	9,910	169,408	123,638

Cash and cash equivalents at end of year	$169,408	$123,638	$96,355

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$708	$313	$204
Interest paid to other parties	$75	$46	$5
Income taxes, net of tax refunds	$261	$2,056	$750
Noncash financing and investing activities:
Property and equipment acquired under capital leases and long-term debt	$4,736	$—	$—
Exercise of stock options for stockholder notes receivable	$—	$—	$—
Conversion of preferred stock	$125,654	$—	$—

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

As of December 31, 2008 and 2009, the Company owned a 72% interest and 92% interest, respectively, in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. In December 2009, the Company increased its interest in NetSuite KK by 20% in a single transaction for which it paid $3.0 million. Given the Company’s majority ownership interest, the accounts of NetSuite KK have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

Adoption of New Accounting Standards

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

In January 2009, the Company adopted Statement of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805-10 and 805-20, Business Combinations. As a result of the adoption of this standard, the Company, among other items, was required to record business combination costs as a current period expense and record contingent consideration at fair value on the date of acquisition. This standard was applied to acquisitions following the date of adoption.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reportable segment, specifically, the provision of on-demand, business management application suites.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

The Company generates revenue from the sale of subscriptions and its services. In most instances, revenue is generated under sales agreements with multiple elements, comprised of subscription fees from customers accessing its on-demand application service and professional services associated with consultation services and customer support. The Company’s sales agreements have contract terms ranging from one to three years in length. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time.

The Company commences revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

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

The Company will occasionally sell professional services separately from a subscription agreement. In determining whether the professional services can be accounted for separately from a subscription agreement, the Company considers the timing of when the professional service agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the successful completion of the professional services. If the Company determines that the professional services do not qualify as a separate arrangement, and hence a separate unit of accounting, this revenue is amortized over the remaining term of the subscription agreement. If these professional services do qualify as a separate arrangement, the Company recognizes such revenue on either a completed contract basis on a time and materials basis depending on the facts and circumstances behind the underlying agreement. To date, the professional services qualifying as a separate unit of accounting have not been material.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $20.0 million, $20.2 million and $19.7 million during the years ended December 31, 2007, 2008 and 2009, respectively. Commission amortization expense was $19.8 million, $22.7 million and $19.9 million during the years ended December 31, 2007, 2008 and 2009, respectively.

Internal Use Software and Website Development Costs

The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software during the years ended December 31, 2007, 2008 and 2009. The Company capitalized $108,000, $266,000 and $287,000 in internal use software during the years ended December 31, 2007, 2008 and 2009, respectively. Amortization expense totaled $250,000, $254,000 and $260,000 during the years ended December 31, 2007, 2008 and 2009, respectively. The net book value of capitalized internal use software at December 31, 2008 and 2009 was $503,000 and $497,000, respectively.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Year end December 31,
	2007	2008	2009
	(dollars in thousands)
Net loss	$(24,520)	$(16,960)	$(24,112)
Other comprehensive income:
Foreign currency translation adjustments, net of taxes	258	282	301

Comprehensive loss	(24,262)	(16,678)	(23,811)
Less: comprehensive loss attributable to noncontrolling interest	614	935	826

Comprehensive loss attributable to NetSuite Inc.	$(23,648)	$(15,743)	$(22,985)

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 15 for information regarding the impact of the Company’s accounting for uncertainty in income taxes.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compared this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of 2009, the Company completed its annual impairment test of goodwill. Based upon that evaluation the Company determined that its goodwill was not impaired at December 31, 2009.

Other intangible assets, consisting of developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during the year ended December 31, 2009.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Amortization of leased software is computed on a straight-line basis over the lease term

Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

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

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2008 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2008 and December 31, 2009 long-lived assets located outside the United States were not significant.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented. The distribution rights revenues referred to in Note 8, totaling $2.0 million, $6.1 million and $2.1 million the years ended December 31, 2007, 2008 and 2009, respectively, are included in the totals for the Americas.

	Year ended December 31,
	2007	2008	2009
	(dollars in thousands)
Americas	$89,349	$123,429	$135,754
International	19,192	29,047	30,786

Total revenue	$108,541	$152,476	$166,540

No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2007, 2008 or 2009.

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

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. NetSuite translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. NetSuite translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other expense. The Company recognized net foreign currency gains / (losses) of $256,000, $(1.0) million and $(312,000) during the year ended December 31, 2007, 2008 and 2009, respectively.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $0.9 million, $2.0 million and $1.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic value based method based on the difference, if any, between the estimated fair value of the Company’s common stock and the exercise price on the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s common stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these exercise prices in good faith based on the best information available to the Company’s Board of Directors and its management at the time of the grant. Certain options were subject to variable accounting during 2007.

Effective January 1, 2006, the Company adopted the fair value method for recording stock-based compensation for new awards granted, modified, repurchased or cancelled, after the adoption date. The Company recognizes compensation costs for awards with only service conditions that include graded vesting features on a straight-line basis over the requisite service period for the entire awards. As a result of independent sales of common stock in February 2007, the Company performed a retrospective calculation of the fair value of option grants made since January 1, 2006.

In November 2007, the Company entered into amendments to outstanding stock options with two of its named executive officers increasing the exercise prices of certain stock options subject to variable accounting. This action resulted in a substantive modification and at the date of this modification the intrinsic value amount was fixed, and will be recognized as stock compensation expense over the remaining service period.

Under the 2007 Equity Incentive Plan (the “2007 Plan”),, the Company has granted selected executives and other key employees performance share units (“PSUs”) whose vesting is contingent upon meeting companywide performance goals. Unforfeited PSUs will vest in three equal annual tranches over the service period. The fair value of each PSU grant was determined based on the fair value of the underlying shares on the date of grant. The compensation cost for the PSUs will be recognized over the vesting period of those awards. Compensation costs for each tranche of the PSUs will be recognized over the vesting period for those individual tranches.

On June 20, 2009, the Company completed a stock option exchange program (the “exchange program”) that permitted the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to herein as “eligible options”) with an exercise price greater than or equal to $13.11, which was 120% of the closing price of the Company’s common stock approximately one week before the May 20, 2009 launch date of the exchange program. In determining the stock-based-compensation to be recognized for the new equity awards, the Company was required to determine the fair value of the exchanged options immediately prior to the exchange. The Company used the Binomial-Lattice pricing model to determine the fair value of the exchanged options and the incremental compensation costs of the fair value of the new equity awards issued over those exchanged will be recognized over the vesting term of the new awards.

The Company accounts for compensation expense related to stock options granted to consultants and other non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date over the performance period. The compensation expense is amortized using the straight-line method over the related service term.

The Company issues new shares of its common stock upon the exercise of stock options and the vesting of restricted stock, RSUs and PSUs.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to NetSuite Inc. common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company’s right of repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Note 3. Business Combinations—Acquisition of QuickArrow

On July 24, 2009, the Company acquired all of the outstanding share capital of QuickArrow Inc. (“QuickArrow”), for initial aggregate consideration of approximately $19.4 million (the “QuickArrow Consideration”) gross of acquired cash. Transaction costs of $1.7 million were expensed as part of the acquisition and were included in general and administrative operating expenses.

QuickArrow develops and markets cloud computing solutions for professional services businesses. QuickArrow will be integrated into NetSuite’s OpenAir product line. This acquisition is expected to further advance NetSuite’s creation of a next-generation cloud computing application suite for services-based companies.

As a result of the transaction, QuickArrow became a wholly-owned subsidiary of the Company. The results of QuickArrow’s operations have been included in the consolidated financial statements since July 24, 2009, the date of the closing of the acquisition.

The Company has recorded goodwill in its consolidated financial statements in connection with the acquisition of QuickArrow. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. This amount represents buyer-specific value resulting from synergies that are not included in the fair values of assets that would not be available to another likely marketplace buyer. The factors that contributed to the recognition of goodwill in the acquisition of QuickArrow included increased revenues and profits resulting from the potential to cross-sell NetSuite’s fully integrated application suite to QuickArrow’s clients.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

The allocation of the QuickArrow Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$710
Accounts receivable	895
Other current assets	143
Property and equipment	502

Total tangible assets	2,250

Goodwill	7,266
Intangible assets:
Developed technology	3,324
Tradename	259
Customer relationships	7,492

Total goodwill and intangible assets	18,341

Liabilities assumed:
Accounts payable and accrued liabilities	(1,143)

Total liabilities assumed	(1,143)

Net assets acquired	$19,448

The estimated economic lives of intangible assets are four years for developed technology, seven years for customer relationships and one year for tradename. The Company is also undertaking an analysis of the net operating loss tax attributes acquired which could result in an adjustment to the purchase price allocation. The allocation of the Consideration may be adjusted upon the completion of that analysis.

Pro forma financial statements for the Company reflecting the acquisition of QuickArrow have not been included as the amounts are not material to the consolidated financial results of the Company.

Acquisition of Australian Distributor

On June 25, 2009, the Company acquired the assets of our Australian distributor for cash consideration totaling $3.2 million and forgiveness of accounts receivable of $933,000. This acquisition has been accounted for as a business combination. The Company completed the purchase price allocation for this acquisition during the third quarter of 2009. We have recorded $649,000 of customer relationship intangible assets with an estimated economic life of seven years, $76,000 in trade name intangible assets with an estimated economic life of one year and $3.2 million in goodwill related to this acquisition.

Acquisition of OpenAir

On June 4, 2008, the Company acquired all of the outstanding share capital of OpenAir for aggregate consideration of approximately $35.1 million (the “OpenAir Consideration”). The Consideration consists of the cash consideration paid to OpenAir’s former stockholders totaling $33.0 million and other direct transaction costs of $2.1 million consisting primarily of investment banking fees and other professional fees. The cash used in the acquisition was $28.7 million, net of $6.1 million in cash and cash equivalents acquired as part of the transaction. The Company also recorded $127,000 in additional paid in capital related to assumed restricted stock units as a result of a change in the price of our common stock from the date the acquisition was announced to the date the acquisition was completed.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The allocation of the OpenAir Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$6,141
Accounts receivable	1,844
Other current assets	108
Property and equipment	296
Other non-current assets	39

Total tangible assets	8,428

Goodwill	17,824
Intangible assets:
Developed technology	4,502
Tradename	523
Customer relationships	5,113

Total goodwill and intangible assets	27,962

Liabilities assumed:
Accounts payable and accrued liabilities	(1,334)

Total liabilities assumed	(1,334)

Net assets acquired	$35,056

Pro forma financial statements for these acquisitions have not been included as the amounts are not material to the historical consolidated financial results of the Company.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4. Financial Instruments

Cash and Cash Equivalents,

Cash and cash equivalents as of December 31, 2008 and 2009 consist of:

	December 31,
	2008	2009
	(dollars in thousands)
Cash	$9,689	$16,189
Money Market Mutual Funds	113,949	80,166

Cash and cash equivalents	$123,638	$96,355

Restricted Cash

Restricted cash secures letters of credit applied against the Company’s facility lease agreements in the amount of $517,000 and $520,000 at December 31, 2008 and 2009, respectively, and is included in long-term other assets.

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

During the years ended December 31, 2008 and 2009, the Company hedged certain of its foreign denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $35.3 million. The Company accounts for derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses from foreign exchange forward contracts intended to hedge nonfunctional currency denominated assets and liabilities are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The derivatives are carried at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged. All contracts that the Company entered into during the period expired prior to year end and the Company did not have any derivative contracts outstanding as of December 31, 2008 or 2009 and there were no unrecognized gains or losses on derivative instruments on either of those dates. The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

Derivatives and forward contracts	Location of net gain / (loss) recognized in income on derivatives	Amount of net gain / (loss) recognized in income on derivatives during the year : ended December 31
		2008	2009
		(dollars in thousands)
Foreign exchange contracts	Other income / (expense), net	$403	$(883)

Total		$403	$(883)

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments if the counterparty to the instruments failed to completely perform according to the terms of the contracts. Generally, we have the right of offset for gains earned and losses incurred under these agreements. Our agreements with the counterparty do not require either party to provide collateral to mitigate the credit risk of the agreements.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5. Fair Value Measurements

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

As of December 31, 2009, financial assets stated at fair value on a recurring basis were comprised of money market mutual funds included within cash and equivalents. The fair value of these financial assets was determined using the following inputs:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
		(dollars in thousands)
Cash equivalents	$80,166	$80,166	$—	$—

Note 6. Property and Equipment

Property and equipment as of December 31, 2008 and 2009 consists of:

	December 31,
	2008	2009
	(dollars in thousands)
Computer equipment	$16,240	$18,659
Purchased software	8,571	8,965
Internally developed software	3,026	3,280
Leasehold improvements	3,881	5,481
Furniture and fixtures	1,793	2,452
Office equipment	944	1,086

Total property and equipment	34,455	39,923
Accumulated depreciation and amortization	(19,042)	(25,192)

Property and equipment, net	$15,413	$14,731

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense was $3.4 million, $5.3 million and $7.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Note 7. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 were as follows:

(dollars in thousands)
Balance as of January 1, 2008	$—
Goodwill acquired during year	17,824
Balance as of December 31, 2008	17,824
Goodwill acquired during year	10,466
Adjustment to goodwill acquired in prior year during measurement period	(195)

Balance as of December 31, 2009	$28,095

The carrying amount of other intangible assets was as follows:

	As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
	(dollars in thousands)
Developed technology	$4,502	$(859)	$3,643
Tradename	523	(149)	374
Customer relationships	5,113	(418)	4,695

Total	$10,138	$(1,426)	$8,712

	As of December 31, 2009
Developed technology	$7,826	$(2,724)	$5,102
Tradename	940	(606)	334
Customer relationships	13,306	(1,669)	11,637

Total	$22,072	$(4,999)	$17,073

The total amortization expense for other intangible assets was $1.6 million and $3.6 million for the years ended December 31, 2008 and 2009, respectively. The weighted average estimated economic life of other intangibles is 5.5 years. Amortization of acquired developed technology is included in cost of revenue and is being amortized over an estimated economic life of approximately 3.5 years. Amortization of tradename and customer relationships is included in sales and marketing expenses, and is being amortized over periods of approximately 1 and 7 years, respectively.

During 2008 and 2009, the Company recorded $178,000 and $54,000, respectively, in amortization expense related to the use of certain intellectual property rights that are included in long-term assets.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Future amortization of intangible assets recorded as of December 31, 2009 is expected to be as follows:

(dollars in thousands)
Fiscal year ended:
December 31, 2010	$4,566
December 31, 2011	3,374
December 31, 2012	2,732
December 31, 2013	2,368
December 31, 2014	1,901
Thereafter	2,132

Total	$17,073

Note 8. NetSuite Kabushiki Kaisha

In March 2006, the Company formed NetSuite Kabushiki Kaisha (“NetSuite KK”), a subsidiary of the Company, in order to market and sell applications and services of the Company in Japan. The Company and NetSuite KK entered into a Distribution Agreement in which the Company granted NetSuite KK exclusive rights with respect to the business of providing the Company’s on-demand application service in the Japanese market.

In 2006, the Company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company was required to undertake its best efforts to provide localization of the Company’s on-demand application service for the Japanese market, a process that was completed in 2007. The Preferred Reseller Agreement provides TCI and MJS with a three-year right and five-year right, respectively, to distribute the localized on-demand application service in the Japanese market with certain favorable pricing terms. The distribution agreement with TCI expired during 2009. In conjunction with these agreements, the Company and NetSuite KK received $17.0 million from TCI, including $1.5 million in prepaid royalties, $4.1 million from MJS, including $394,000 in prepaid royalties and $807,000 from Inspire Corporation. All of the prepaid royalties had been used or refunded as of December 31, 2009.

In December 2009, the Company purchased TCI’s 20% ownership equity in NetSuite KK for $3.0 million. Subsequent to year end the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million in cash.

The Company recognized $2.0 million, $6.1 million and $2.1 million in revenue related to the distribution agreements in the years ended December 31, 2007, 2008 and 2009, respectively. The amounts allocated to the equity investment in NetSuite KK were recorded as equity and noncontrolling interest. The amount allocated to prepaid royalties was recorded as a distributor advance in current liabilities.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9. Long-term Debt

On October 31, 2007, the Company entered into a perpetual software license agreement with Oracle USA, Inc., a related party, to license Oracle database and application server software, along with technical support. This license agreement has a forty-two month term that allows the Company to download an unlimited number of perpetual licenses and was financed pursuant to notes issued to Oracle USA, Inc. The note bears interest at a rate of 6.20% per annum. The current and long-term portions of the note payable, recorded in “Other current liabilities” and “Other long-term liabilities,” respectively, are as follows for the periods indicated:

	December 31,
	2008	2009
	(dollars in thousands)
Current portion	$1,444	$1,142
Long-term portion	1,142	—

Total long-term debt	$2,586	$1,142

The maximum amount outstanding under the notes was $4.0 million and $2.6 million during the years ended December 31, 2008 and 2009, respectively. The Company repaid principal of $1.4 million during both the years ended December 31, 2008 and 2009. Interest payments on these notes were $251,000 and $167,000, respectively

As of December 31, 2007, the Company had a $20.0 million secured line of credit agreement with Tako Ventures, a related party. There were no outstanding borrowings on the line of credit as of December 31, 2007 or prior to its expiration in 2008. Interest expense paid to related parties on the line of credit were $652,000 during the year ended December 31, 2007. No such expenses were incurred during the years ended December 31, 2008 or 2009.

Note 10. Lease Commitments

The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through April 2010. The total amount financed under these capital leases was $684,000 at both December 31, 2008 and 2009. Accumulated amortization on those leases was $396,000 and $644,000 at December 31, 2008 and 2009, respectively. Amortization of assets recorded under the capital lease is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in “Other current liabilities” and “Other long-term liabilities,” respectively on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2008	2009
	(dollars in thousands)
Current portion	$155	$40
Long-term portion	79	—

Total long-term debt	$234	$40

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2014. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, taxes, and insurance. The Company’s corporate headquarters is located in San Mateo, California and such lease expires in 2012. In addition, the Company also leases office space elsewhere in the U.S. as well as in the United Kingdom, Canada, Singapore,

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Philippines, Hong Kong, Australia, and Japan, expiring on various dates through 2014. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2009 are as follows:

	Capital leases	Operating leases
	(dollars in thousands)
Years ended:
2010	$41	$7,190
2011	—	6,646
2012	—	4,676
2013	—	1,647
2014	—	176
Thereafter	—	—

Future minimum lease payments	41	$20,335

Amount representing interest	1

Present value of future minimum lease payments	$40

Rental expense for operating leases, net of sublease income, was $2.8 million, $5.5 million and $6.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. Sublease income was $293,000, $423,000 and $275,000 for those same periods, respectively.

Note 11. Commitments and Contingencies

Sales and Use Taxes

Prior to the first quarter of 2007, the Company did not collect sales and use taxes from its customers. Based on the services provided to customers in certain states, and subsequent research of the applicable statutes, regulations, rulings and other authority, the Company determined that it was both probable and estimable that the Company owed uncollected sales and use tax in various states and local jurisdictions. Accordingly, the Company provided for that liability during 2007, including applicable penalties and interest that were considered reasonably estimable. During 2008, the Company made settlement payments in several states that resulted in a reduction of the amount of the liability. Sales tax liabilities totaled $1.1 million as of December 31, 2008 and $1.4 million as of December 31, 2009.

Legal Proceedings

As of December 31, 2009, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12. Convertible Preferred Stock and Stockholders’ Equity

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

After the consummation of the Company’s initial public offering in December 2007 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s Board of Directors has the authority, without further action by stockholders, to issue up to 25,000,000 shares of preferred stock in one or more series, to fix the number of shares of any such series and the designation thereof and to fix the rights, preferences, privileges and restrictions granted to or imposed upon such preferred stock, including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preference and sinking fund terms, any or all of which may be greater than or senior to the rights of the common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock or even the ability to issue preferred stock could have the effect of delaying, deterring or preventing a change in control. At December 31, 2008 and 2009, no shares of preferred stock were outstanding.

Common Stock Warrants

In June 2000, in conjunction with an equipment lease, the Company issued warrants with a contractual life of 10 years to a lender to purchase 1,633 shares of Series C preferred stock at $45.926 per share. The warrants were not exercised as of December 19, 2007, the date of the initial public offering, and subsequently became exercisable for 9,522 shares of common stock with an exercise price of $7.88 per share. The fair value of the warrants was estimated on the date of grant and amortized over the nine-month term of the equipment lease. The warrants were fully vested and exercisable at the date of grant. These warrants remain unexercised at December 31, 2009.

Notes Receivable from Stockholders

In October 2005, 4,359,444 shares of common stock were issued to officers of the Company upon exercise of stock options in exchange for full-recourse promissory notes. The stock options issued to these officers were

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

For the year ended December 31, 2007, the Company recorded compensation expense for these shares of $10.8 million. No such compensation expense was recorded in 2008 or 2009.

In December 2006, additional full-recourse promissory notes were issued with the same terms as described above in exchange for the exercise of stock options by officers and employees. As with the promissory notes issued in 2005, the interest rate was deemed to be lower than the market rate at the date of issuance. Accordingly, stock compensation was recorded based on a modification of terms and is being amortized over the remaining requisite vesting period. Compensation cost related to these restricted shares of common stock for the years ended December 31, 2007, 2008 and 2009 was immaterial.

During the year ended December 31, 2007 all notes receivable from stockholders, totaling $4.4 million including accrued interest, were repaid to the Company.

Note 13. Stock-based Compensation

Stock-based Plans

The Company maintains the 2007 Plan for the purpose of granting incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, PSUs, and performance shares to its employees and directors. Additionally the Company has an additional plan, the 1999 Stock Plan (“the 1999 Plan”), with options outstanding from which it will not grant any additional awards. The Company has also assumed unvested RSUs issued under a plan maintained by OpenAir prior to their acquisition on June 4, 2008.

The 2007 Plan, adopted by the Company’s Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2009, 1,554,488 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company’s common stock; b) 3.5% of the Company’s aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company’s equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 plan.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During 2009 the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting companywide performance goals; 30% of the shares were contingent on meeting 2009 revenue goals, 30% of the shares were contingent on meeting 2009 incremental sales goals, 30% of the shares were contingent upon meeting 2009 goals for a non-GAAP measure of net income and 10% were contingent upon meeting 2009 non-GAAP measure of operating cash flows. As of December 31, 2009, management determined that the Company met some or all of the goals in each category. Upon this determination 26% of the PSUs were forfeited for failure to achieve certain of the goal. The remainder of the PSUs are subject to term vesting conditions.

During 2008 the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting companywide performance goals; 50% of the shares were contingent on meeting 2008 revenue goals and 50% of the shares were contingent upon meeting 2008 goals for a non-GAAP measure of net income. As of December 31, 2008, management determined that the Company met the goal for the non-GAAP measure of net income but it did not meet the goal for revenue.

Unforfeited PSU’s will vest in three equal annual tranches over the service period. The fair value of each PSU grant was estimated on the date of grant using the same model used for RSUs granted under the 2007 Plan. The compensation cost for the PSUs will be recognized over the vesting period of those awards. Compensation costs for each tranche of the PSUs will be recognized over the vesting period for those individual tranches.

In November 2007, the Company entered into amendments to outstanding stock options with two of its named executive officers increasing the exercise prices of certain stock options subject to variable accounting. This action resulted in a substantive modification and at the date of this modification the intrinsic value amount was fixed, and was recognized as stock compensation expense over the remaining service period.

As of December 31, 2008 and 2009, all outstanding stock-based payment awards qualified for classification as equity.

Exchange Program

On June 20, 2009, the Company completed a stock option exchange program (the “exchange program”) that permitted the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to here as “eligible options”) with an exercise price greater than or equal to $13.11, which was 120% of the closing price of the Company’s common stock approximately one week before the May 20, 2009 launch date of the exchange program. The Company used this threshold to ensure that only outstanding stock options that were substantially “underwater” (meaning the exercise prices of the options are greater than the Company’s current stock price) were eligible for exchange under the exchange program.

Employees who participated in the exchange program, except the executive officers, received 0.5 restricted stock units for each share underlying an exchanged option. Executive officers who participated in the exchange

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

program instead received a new option at ratios ranging from 0.64 to 0.88 new options for each share underlying an exchanged option. This ratio was based on (a) the number of shares underlying the option exchanged multiplied by (b) an exchange ratio set at a value to equal value ratio. The contractual term of the new equity awards was identical to the remaining term of the exchanged options.

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

In determining the stock-based-compensation to be recognized for the new equity awards, the Company was required to determine the fair value of the exchanged options immediately prior to the exchange. The Company used the Binomial-Lattice pricing model to determine the fair value of the exchanged options and the incremental compensation costs of the fair value of the new equity awards issued over those exchanged will be recognized over the vesting term of the new awards.

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2009 was as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2009	8,224	$7.86
Granted	1,375	$12.38
Exercised	(1,473)	$3.03
Cancelled and forfeited	(1,997)	$16.41

Outstanding at December 31, 2009	6,129	$7.24	6.5	$54,424

Vested and expected to vest	5,684	$6.81	6.3	$25,905

Exercisable at December 31, 2009	4,657	$4.58	4.7	$48,917

The total intrinsic value of the options exercised was $5.2 million during the year ended December 31, 2007, $10.0 million during the year ended December 31, 2008 and $12.9 million during the year ended December 31, 2009.

As of December 31, 2009, there was $21.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.5 years.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2007	2008	2009
Weighted-average fair value of options granted	$8.95	$10.25	$7.63
Expected term (in years)	5.7	6.1	6.1
Expected volatility	52%	57%	61%
Risk-free interest rate	4.27%	3.20%	2.79%
Dividend yield	none	none	none

The assumptions are based on the following for each of the years presented.

Expected Term. The Company utilized the midpoint between vesting date and contractual expiration date to determine expected term.

Volatility. Since the Company is a newly public entity with limited historical data regarding the volatility of its own common stock price, the expected volatility being used is based on a blend of the Company’s implied volatility and the historical and implied volatility of comparable companies from a representative industry peer group.

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

Restricted Stock Units, Restricted Stock and Performance Share Units

A summary of the Company’s RSU, restricted stock and PSU activity during the year ended December 31, 2009 is as follows:

	Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2009	1,344	$18.01
Granted	2,605	$12.34
Vested	(691)	$12.86
Cancelled and forfeited	(255)	$18.97

Nonvested at December 31, 2009	3,003	$15.88	1.4	$47,993

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Compensation expense for RSUs, restricted stock and PSUs is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of December 31, 2009, there was $39.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs, restricted stock and PSUs that is expected to be recognized over a weighted-average period of 1.4 years.

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of December 31, 2009
(shares in thousands)
Options outstanding	6,129
RSUs and restricted stock awards outstanding	3,003
Warrants outstanding	10
Shares available for future grants	1,554

Total	10,696

Note 14. Other Employee Benefits Plans

The Company has a retirement plan (“the Plan”) that covers substantially all employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit in each jurisdiction.

During the years ended 2007, 2008 and part of 2009, in the United States, Canada, the United Kingdom and Australia, the Company has made matching contributions equal to 34% of deferral contributions, up to $3,570 per employee per year. Matching contributions were suspended in the United States and Canada during 2009. The Company contributed $836,000, $1.2 million and $531,000 to the Plan for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company will also be responsible for making nationally mandated pension plan payments for the employees of NetSuite Philippines. These payments will not begin until 2011, and are not expected to have a material effect on the Company’s financial position, operating results or cash flows.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2008	2009
	(dollars in thousands)
Loss before income taxes and noncontrolling interest:
Domestic	$(23,591)	$(14,793)	$(23,086)
Foreign	(195)	(1,111)	(386)

Total	$(23,786)	$(15,904)	$(23,472)

Current taxes:
Federal	$—	$—	$—
State	—	—	204
Foreign	734	1,203	675

Total current taxes	734	1,203	879

Deferred taxes:
Federal	$—	$—	—
State	—	—	—
Foreign	—	(147)	(239)

Total deferred taxes	—	(147)	(239)

Total	$734	$1,056	$640

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2007	2008	2009
Federal statutory income tax rate	-35.00%	-35.00%	-35.00%
State tax, net of federal benefit	-1.29%	-7.66%	-0.66%
Foreign rate differential	1.64%	-1.50%	-0.39%
Stock options	10.87%	7.12%	0.25%
Research and development credit	-0.98%	-2.49%	0.00%
Meals and entertainment	0.67%	0.76%	0.20%
Other permanent difference	-0.16%	-1.00%	1.66%
Valuation allowance	27.33%	46.41%	36.66%

Effective income tax rate	3.08%	6.64%	2.72%

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Net deferred tax assets consist of the following:

	December 31,
	2008	2009
	(dollars in thousands)
Deferred tax assets:
Property and equipment	$8	$(87)
Deferred revenue	4,755	3,338
Other reserves and accruals	4,887	5,826
Stock options	11,003	12,820
Federal operating loss carryforwards	65,522	69,549
State and foreign net operating loss carryforwards	11,196	12,604
Research and development credits	4,829	3,832

Deferred tax assets	102,200	107,882
Deferred tax liabilities:
Acquired intangible assets	$(3,537)	$(6,409)
Tax deductible goodwill	—	(35)

Deferred tax liabilities	(3,537)	(6,444)

Net deferred tax assets, before valuation allowance	98,663	101,438
Valuation allowance	(98,531)	(101,041)

Net deferred tax assets	$132	397

As a result of continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of its domestic deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets increased by $2.5 million during the year ended December 31, 2009.

The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested in foreign operations. Accordingly, no deferred tax liabilities have been recorded in this regard.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2009 was $3.2 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

During 2009, the Company recorded no tax benefits related to stock-based compensations that was credited to stockholder’s equity during the year.

As of December 31, 2009, the Company had approximately $198.7 million of federal and $141.9 million of state net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2029. The California net operating loss carryforwards expire in varying amounts between 2010 and 2028. The net operating losses include $83,000 relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital.

The Company also had approximately $2.6 million of federal and $1.8 million of state research and development tax credit carryforwards for 2009, and $52,100 of Manufacturer Investment Credit carryforwards. The

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

federal credits expire in varying amounts between 2019 and 2027. The California research credits do not expire and the Manufacturer Investment Credits for California expire in varying amounts between 2010 and 2013.

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue code and similar state tax law. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company had gross unrecognized tax benefits of $2.8 million and $24.4 million at December 31, 2008 and December 31, 2009, respectively. $554,000 of this amount, if recognized, would affect the Company’s annual effective tax rate.

The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended December 31,
	2008	2009
	(dollars in thousands)
Beginning balance—unrecognized tax benefits, gross	$2,400	$2,832
Increases- current year tax positions	432	22,417
Adjustments to brought forward unrecognized tax benefits	—	(861)

Ending balance—unrecognized tax benefits, gross	$2,832	$24,388

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.

The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. No penalties were accrued in the years ended December 31, 2008 and 2009 and only an immaterial amount of interest was included in the income tax provision during 2009.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 16. Net Loss Per Common Share

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2007	2008	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(23,906)	$(15,864)	$(23,304)

Denominator:
Weighted-average number of common shares outstanding	10,213	60,464	61,960
Less: Weighted-average number of common shares subject to repurchase	(439)	(79)	(19)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	9,774	60,385	61,941

Net loss per common share, basic and diluted	$(2.45)	$(0.26)	$(0.38)

The Company’s unvested restricted stock and RSUs do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock and RSUs are not required to be included in the Company’s computation of basic and diluted net loss per common share.

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2007	2008	2009
	(in thousands)
Options to purchase shares of common stock	8,234	8,334	7,033
Unvested RSU’s	5	524	2,366
Warrants to purchase shares of common stock	10	10	10
Common stock subject to repurchase	116	79	19

Total	8,365	8,947	9,428

Note 17. Related Party Transactions

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. In April 2005, we entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment, which occurred on June 19, 2007. In May 2007, the Company entered into another software license agreement with Oracle USA, Inc. to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

calls for payments of $0.9 million over 12 equal quarterly installments through 2010. In October 2007, the Company entered into another perpetual software license agreement with Oracle USA, Inc. to license Oracle database and application server software, along with technical support. This license has a forty-two month term that allows the Company to download an unlimited number of perpetual licenses. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 2008 and is renewable annually. The October 2007 agreement requires the Company to pay $4.7 million for the net license fees to be paid over 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The October 2007 agreement replaces the support portion of the product orders made under the April 2005 and May 2007 agreements. Certain of these agreements were financed through long-term notes and capital leases described further in Notes 9 and 10. The total payments to Oracle and its affiliates were $1.7 million, $3.4 million and $3.8 million during the years ended December 31, 2007, 2008 and 2009, respectively.

In November 2005, June 2007 and October 2007, Mr. Goldberg received loans for $250,000, $2.0 million and $2.5 million with current interest rates of 4.04%, 4.64% and 2.87%, respectively, from an entity affiliated with Lawrence J. Ellison. The loans are due in November 2012, June 2013 and October 2012, respectively. Any compensatory elements of the loans provided to Mr. Goldberg by the entity affiliated with Lawrence J. Ellison are recorded as a contribution to capital by related party and compensation expense. The loans to Mr. Goldberg remained outstanding as of December 31, 2009.

In October 2005, the Company made a loan of $2.2 million to Evan M. Goldberg, its Chief Technology Officer and Chairman of the Board, with an interest rate of 5.00%. In February 2007, Mr. Goldberg repaid $400,000 owed on the loan. In June 2007, Mr. Goldberg repaid the remaining $2.0 million owed on the loan from the Company, which included $200,000 of interest accrued thereon.

As disclosed in Note 9, in September 2005, the Company entered into a $10.0 million secured line of credit agreement with Tako Ventures, a related party. The line of credit was amended in March 2006 to increase the amount to $20.0 million. All outstanding balances on the line of credit were paid off in December 2007. The line of credit expired in February 2008. There were no outstanding borrowings on the line of credit as of December 31, 2007 or at any time during 2008 prior to its expiration. Interest expense paid to related parties on the line of credit were $652,000 during the year ended December 31, 2007.

Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. (“Oracle Racing”), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the Company’s majority stockholder, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its on-demand application services to Oracle Racing in exchange for logo placement on the sailboats. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $251,000, $241,000 and $250,000 for 2007, 2008 and 2009, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $250,000 to $350,000 per year during 2007 and 2008 and approximately $750,000 to $950,000 during 2009. The incremental cost to the Company of providing on-demand services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. The on-demand application suite provided to Oracle Racing has been recorded for accounting purposes at historical cost.

In July 2004, the Company entered into a License Agreement with the Oakland Athletics (“the Athletics”) with a term of 41 months. The agreement provided for an upfront payment to the Company of $50,000 by the Athletics for the use of its on-demand application services through November 2007. In December 2006, the

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Company entered into a three-year partnership agreement with the Athletics. Under the terms of the agreement, the Company will pay the Athletics $375,000 over the three-year term of the agreement for certain sponsorship benefits. This agreement also extended the Athletics’ right to use the Company’s service through December 2009 for no additional consideration from the Athletics. In April 2008, the Company entered into a supplemental sponsorship agreement with the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. In April 2009, the Company entered into an amendment of its sponsorship agreement under which the Company agreed to purchase additional in-stadium signage for $50,000 per year through 2011. Total payments to the Athletics have been $100,000, $385,000 and $282,000 during the years ended December 31, 2007, 2008 and 2009, respectively. William L. Beane III, the General Manager of the Athletics, became a member of the Company’s Board of Directors in January 2007.

In August 2004, the Company entered into a license agreement with FieldGlass Inc. A member of the Company’s Board of Directors, Deborah Farrington, is also a member of the Board of Directors of FieldGlass Inc. The licensing agreement has been renewed, and additional services have been sold at various points in time. Under the terms of the agreement, FieldGlass Inc paid the Company $115,000, $9,000 and $196,000 in 2007, 2008 and 2009, respectively, for the use of its services.

In March 2005, the Company entered into a business agreement with Perquest. A member of the Company’s Board of Directors, Deborah Farrington, became a member of the Board of Directors of Perquest following the commencement of this business agreement. Under the business agreement, Perquest became the exclusive backend payroll service provider for the Company’s customers located in the United States. Additionally, Perquest’s payroll and tax service application would be accessible to, and available for use by, the Company’s customers through the NetSuite application. Under the terms of the agreement, the Company recognized revenues of $438,000 and $565,000 in 2007 and 2008, respectively, and recognized costs of $346,000 and $384,000 in 2007 and 2008, respectively. In November 2008, the Company purchased software from Perquest that had previously been licensed under the March 2005 agreement for $150,000. The purchase price included a $39,000 cash payment to Perquest with the remainder applied against a $111,000 receivable due NetSuite from Perquest. Under the 2008 purchase agreement the Company recognized revenues of $615,000 and costs of $236,000 during 2009.

In August 2006, the Company entered into a license agreement with SolarWinds.net, Inc. (“SolarWinds”). A member of the Company’s Board of Directors, Kevin Thompson, is SolarWinds’ Chief Operating Officer, Chief Financial Officer and Treasurer. The licensing agreement has been renewed, and additional services have been sold to SolarWinds at various points in time. In March 2009, SolarWinds entered into a two year renewal of the license agreement and purchased additional professional services for which they will pay the Company $957,000. Under the terms of the agreement, SolarWinds paid the Company $223,000, $538,000 and $622,000 in 2007, 2008, and 2009 respectively, for the use of its services.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s Board in April 2009. Under the terms of the license agreement, MetLife paid the Company $0, $356,000 and $48,000 in 2007, 2008, and 2009 respectively, for the use of its services.

In September 2007, the Company entered into an agreement with IRON Solutions LLC under which IRON Solutions became a partner and reseller of the NetSuite product. In June 2008, IRON Solutions was acquired in part by StarVest Partners LLC. Deborah Farrington, a member of the Company’s Board of Directors, is also a founding principal of StarVest Partners. IRON Solutions also has a preexisting services agreement with the Company. During 2008 and 2009, IRON Solutions paid the Company $59,000 and $102,000 respectively, for the use of its services.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the years ended December 31, 2008, and 2009 the Company made payments to Horn Productions totaling $126,000 and $28,000, respectively. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

Note 18. Recent Accounting Pronouncements

In September 2009, the FASB issued new authoritative guidance, EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, (FASB ASC 650-25-25) which provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We have not yet adopted the standards. If the Company elects to early adopt the provisions of this pronouncement during 2010, it is expected to result in an increase in total revenues during the period. The Company has not yet determined the amount of increase the adoption of would have on revenue.

Note 19. Subsequent Events

Subsequent to year end the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million in cash.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2008 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 47.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

Schedule II

Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2007	$384	530	822	(1,151)	$585
Year ended December 31, 2008	$585	773	343	(1,112)	$589
Year ended December 31, 2009	$589	1,692	1,327	(2,687)	$921

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2010.

NETSUITE INC.

By:	/S/ ZACHARY NELSON
Zachary Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ZACHARY NELSON Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/S/ JAMES MCGEEVER James McGeever	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/S/ WILLIAM L. BEANE III William L. Beane III	Director	March 12, 2010

/S/ DEBORAH A. FARRINGTON Deborah A. Farrington	Director	March 12, 2010

/S/ EVAN M. GOLDBERG Evan M. Goldberg	Director	March 12, 2010

/S/ CATHERINE KINNEY Catherine Kinney	Director	March 12, 2010

/S/ KEVIN THOMPSON Kevin Thompson	Director	March 12, 2010

/S/ EDWARD J. ZANDER Edward J. Zander	Director	March 12, 2010

Exhibit Index

The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1 Registration No. 333-144257).

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain stockholders dated March 31, 2005, and amendments thereto (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-144257).

4.3	Limited Liability Company Operating Agreement of NetSuite Restricted Holdings LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.4	Board resolutions approving corporate opportunity waiver (incorporated by reference to Exhibit 4.5 of Registrant’s Form S-1 Registration No. 333-144257).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-144257).

10.2+	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-144257).

10.3+	2007 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.1 to 10.4 of Registrant’s Quarterly report on Form 10-Q filed on August 13, 2008).

10.4+	2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 1, 2008).

10.6+	OPENAIR, INC. 2008 RESTRICTED STOCK UNIT PLAN and forms of agreement thereunder (incorporated by reference to Exhibits 10.5 and 10.6 of Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008)

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective July 1, 2007 (incorporated by reference to Exhibit 10.8 of Registrant’s Form S-1 Registration No. 333-144257).

10.9+	Offer Letter Agreement by and between the Registrant and James Ramsey effective August 15, 2003.

10.9A+	Amendment to Offer Letter Agreement by and between the Registrant and James Ramsey effective February 4, 2008.

10.10+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration No. 333-144257).

10.11	Office Lease Agreement by and between the Registrant and EOP-Peninsula Office Park, L.L.C. dated August 2, 2005 (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1 Registration No. 333-144257).

Exhibit number	Description
10.12	First Amendment to the Office Lease Agreement by and between the Company and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 28, 2008)

10.13	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant’s Form S-1 Registration No. 333-144257).

10.14	Strategic Reseller Program Development Fund Agreement by and among the Registrant, NetSuite KK and Transcosmos, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Form S-1 Registration No. 333-144257).

10.15	Strategic Reseller Program Development Fund Agreement by and among the Registrant, NetSuite KK and Miroku Jyoho Service Co., Ltd. dated October 20, 2006 (incorporated by reference to Exhibit 10.17 of Registrant’s Form S-1 Registration No. 333-144257).

10.16	Preferred Reseller Agreement by and between NetSuite KK and Miroku Jyoho Service Co., Ltd. dated October 20, 2006 (incorporated by reference to Exhibit 10.18 of Registrant’s Form S-1 Registration No. 333-144257).

10.17	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant’s Form S-1 Registration No. 333-144257).

10.18+	Severance and Change of Control Agreement by and between the Registrant and Zachary Nelson effective December 24, 2008. (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.19+	Severance and Change of Control Agreement by and between the Registrant and Evan M. Goldberg effective December 24, 2008. (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.20+	Severance and Change of Control Agreement by and between the Registrant and James McGeever effective December 24, 2008. (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.21+	Severance and Change of Control Agreement by and between the Registrant and Timothy Dilley effective December 24, 2008. (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.22+	Severance and Change of Control Agreement by and between the Registrant and Dean Mansfield Dilley effective December 24, 2008. (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.23+	Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.24+	Severance and Change of Control Agreement by and between the Registrant and James Ramsey effective August 4, 2009. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009)

10.25	Ordering Document by and between the Registrant and Oracle USA, Inc. dated October 31, 2007 (incorporated by reference to Exhibit 10.26 of Registrant’s Form S-1 Registration No. 333-144257).

10.26	Master Services Agreement by and between the Registrant and SAVVIS Communications Corporation (formerly Exodus Communications, Inc. and Cable & Wireless USA, Inc.) dated May 14, 2001, Amendment No. 1 thereto dated May 15, 2007, Amendment No. 2 thereto dated December 4, 2007 and the Hosting Colocation terms thereto (incorporated by reference to Exhibit 10.27 of Registrant’s Form S-1 Registration No. 333-144257).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit number	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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