Form 10-Q
period 2010-03-31
NETSUITE INC
filed 2010-05-07
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On April 30, 2010, 63,321,867 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$96,480	$96,355
Accounts receivable, net of allowances of $865 and $921 as of March 31, 2010 and December 31, 2009, respectively	23,813	25,776
Deferred commissions	10,879	11,726
Other current assets	7,430	4,922

Total current assets	138,602	138,779
Property and equipment, net	14,023	14,731
Deferred commissions, non-current	924	1,040
Goodwill	28,049	28,095
Other intangible assets, net	15,845	17,073
Other assets	2,067	2,506

Total assets	$199,510	$202,224

Liabilities and equity
Current liabilities:
Accounts payable	$1,175	$1,147
Deferred revenue	71,552	66,360
Accrued compensation	9,380	10,562
Accrued expenses	4,550	5,154
Other current liabilities	4,716	5,716

Total current liabilities	91,373	88,939
Long-term liabilities:
Deferred revenue, non-current	4,588	6,361
Other long-term liabilities	1,982	2,217

Total long-term liabilities	6,570	8,578

Total liabilities	97,943	97,517

Commitments and contingencies (Note 4)
Equity:
NetSuite Inc. stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 63,303,368 and 62,880,465 shares issued and outstanding, excluding 6,250 shares subject to repurchase as of March 31, 2010 and December 31, 2009, respectively	633	629
Additional paid-in capital	391,394	387,507
Accumulated other comprehensive income	738	756
Accumulated deficit	(291,198)	(284,059)

Total NetSuite Inc. stockholders’ equity	101,567	104,833
Noncontrolling interest	—	(126)

Total equity	101,567	104,707

Total liabilities and equity	$199,510	$202,224

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$43,934	$41,567
Cost of revenue	15,271	13,035

Gross profit	28,663	28,532

Operating expenses:
Product development	8,051	6,788
Sales and marketing	20,379	18,797
General and administrative	6,874	6,910

Total operating expenses	35,304	32,495

Operating loss	(6,641)	(3,963)

Other income, net:
Interest income	44	276
Interest expense	(34)	(62)
Other income and expense, net	(343)	4

Total other income, net	(333)	218

Loss before income taxes	(6,974)	(3,745)
Provision for income taxes	179	201

Net loss	(7,153)	(3,946)
Less: net loss attributable to noncontrolling interest	14	201

Net loss attributable to NetSuite Inc.	$(7,139)	$(3,745)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.11)	$(0.06)

Weighted average number of shares used in computing net loss per share	63,094	61,248

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to NetSuite Inc.	$(7,139)	$(3,745)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,903	1,650
Amortization of other intangible assets	1,242	637
Provision for accounts receivable allowances	133	484
Stock-based compensation	6,762	4,117
Amortization of deferred commissions	5,251	5,434
Noncontrolling interests	(14)	(201)
Changes in operating assets and liabilities:
Accounts receivable	1,613	644
Deferred commissions	(4,354)	(4,062)
Other current assets	(2,454)	(876)
Other assets	423	102
Accounts payable	(203)	(596)
Accrued compensation	(1,182)	(1,529)
Deferred revenue	3,895	(4,173)
Other current liabilities	(962)	(197)
Other long-term liabilities	(235)	113

Net cash provided by / (used in) operating activities	4,679	(2,198)

Cash flows from investing activities:
Purchases of property and equipment	(870)	(1,574)
Capitalized internal use software	(40)	(47)
Acquisition of OpenAir, net of cash received	—	(171)
Acquisition of other intangibles	—	(275)

Net cash used in investing activities	(910)	(2,067)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(795)	(396)
Repurchase of noncontrolling interest	(1,370)	—
RSU acquired to settle employee withholding liability	(1,952)	(493)
Proceeds from issuance of common stock, net of issuance costs	491	1,341

Net cash provided by / (used in) financing activities	(3,626)	452

Effect of exchange rate changes on cash and cash equivalents	(18)	(195)

Net change in cash and cash equivalents	125	(4,008)
Cash and cash equivalents at beginning of period	96,355	123,638

Cash and cash equivalents at end of period	$96,480	$119,630

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$43	$67
Interest paid to other parties	$2	$—
Income taxes, net of tax refunds	$195	$137
Noncash financing and investing activities:
Lapse on restrictions on common stock related to early exercise of stock options	$—	$24

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (the “Company”) provides an on-demand, integrated business management application suite that offers Accounting / Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”) and Ecommerce functionality to medium-sized businesses and divisions of large companies. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2010 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, the Company owned a 100% and 92% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the three months ended March 31, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. There were no changes in either the Company’s or the noncontrolling interest’s ownership in NetSuite KK during the three months ended March 31, 2009. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and losses. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net loss	$(7,153)	$(3,946)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses)	(61)	(63)

Comprehensive loss	(7,214)	(4,009)
Less: comprehensive loss attributable to noncontrolling interest	16	202

Comprehensive loss attributable to NetSuite Inc.	$(7,198)	$(3,807)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2010 and December 31, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Americas	$35,519	$33,616
International	8,415	7,951

Total revenue	$43,934	$41,567

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2010 or 2009.

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

The fair value of the Company’s investments in certain money market funds approximates their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents.

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are classified as Level 2 and are included in other current assets.

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

As of March 31, 2010, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets. The fair value of these financial assets was determined using the following inputs as of March 31, 2010:

		Fair value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Money market funds	$77,196	$77,196	$—	$—
Foreign exchange contracts	73	—	73	—

Total	$77,269	$77,196	$73	$—

Restricted Cash

Restricted cash totaled $520,000 as of March 31, 2010 and December 31, 2009 and is included in short-term and long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2010, the Company hedged certain of its foreign denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $15.0 million. The Company accounts for derivative instruments as other current assets on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). Gains and losses from foreign exchange forward contracts which hedge nonfunctional currency denominated assets and liabilities are recorded each period as a component of other income / (expense) in the consolidated statements of operations. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

The Company had the following outstanding foreign exchange forward contracts as of March 31, 2010:

	As of March 31, 2010
	Notional Value Sold	Notional Value Purchased
	(dollars in thousands)
Australian dollar	$4,623	$2,378
Canadian dollar	773	318
Euro	509	221
British pound	2,364	993
Japanese yen	2,660	—
New Zealand dollar	104	57

Total	$11,033	$3,967

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives
		March 31, 2010	December 31, 2009
Derivatives and forward contracts	Balance Sheet Location	Fair Value	Fair Value
		(dollars in thousand)
Foreign exchange contracts	Other current assets	$73	$—

Total		$73	$—

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the three months ended March 31,
Derivatives and forward contracts		2010	2009
		(dollars in thousands)
Foreign exchange contracts	Other income/(expense), net	$73	$123

Total		$73	$123

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

Note 4. Commitments and Contingencies

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by us and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously. Based on the information currently available to the Company, it is currently unable to determine the likelihood of an adverse outcome or reasonably estimate the amount of loss, if any, that would be incurred as a result of such an outcome. Therefore, no liability related to this complaint has been recorded as of March 31, 2010.

As of March 31, 2010, the Company was not subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from normal business activities with customers, vendors and partners. Although the Company cannot accurately predict the amount of its liability, if any, that could arise with respect to currently pending legal actions, it is not expected that any such liability will have a material adverse effect on the Company’s financial position, operating results or cash flows.

Note 5. Income Taxes

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

As of March 31, 2010, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $434,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.5 million for Japan where it had a full valuation allowance as of March 31, 2010 reducing its carrying value to zero.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2010. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities until such carryforwards are utilized. In most significant foreign jurisdictions, the 2006 through 2009 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in a single foreign jurisdiction.

Note 6. Net Loss Per Common Share

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Three months ended March 31,
	2010	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(7,139)	$(3,745)

Denominator:
Weighted-average number of common shares outstanding	63,100	61,285
Less: Weighted-average number of common shares subject to repurchase	(6)	(37)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	63,094	61,248

Net loss per common share, basic and diluted, attributable to NetSuite Inc. common stockholders	$(0.11)	$(0.06)

The Company’s unvested restricted stock and restricted stock units (“RSUs”) do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock and RSUs are not required to be included in the Company’s computation of basic and diluted net loss per common share.

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2010	2009
	(shares in thousands)
Options to purchase shares of common stock	6,351	7,932
Unvested restricted stock units	3,436	1,371
Warrants to purchase shares of common stock	10	10
Common stock subject to repurchase	6	37

Total	9,803	9,350

Note 7. Related Party Transactions

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the three months ended March 31, 2010, the Company made payments to Horn Productions totaling $15,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

In March 2008, the Company entered into an agreement with Ideeli Inc. (“Ideeli”). A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P. and in December 2009 another partner of StarVest Partners L.P. became a member of the board of directors of Ideeli. The Company and Ideeli renewed the agreement and the Company sold additional services to Ideeli at various points in time. Under the terms of the agreement, Ideeli paid the Company $66,000 in 2009. In January 2010, the Company entered into a renewal of the agreement. The amount under the renewal and all sales of additional services made to Ideeli by the Company since January 2010 is $131,000.

There were no other related party transactions entered into during the three months ended March 31, 2010. Additional related party transactions entered into prior to December 31, 2009 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 15, 2010. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

In 1999, we released our first application, NetLedger, focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite and we have regularly added features and functionality. In 2008, we acquired OpenAir and in 2009 we acquired QuickArrow, both of which offer professional services automation and project portfolio management products.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2010, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursuing a number of strategies that we believe will provide us with future growth. The goals of those strategic objectives are to continue to move up-market, to increase use of NetSuite as a platform and to extend the verticalization of our product line. Although we have made progress towards our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

•	Growth of sales of OneWorld, which supports the needs of large, standalone companies, and divisions of very large enterprises;

•	Strengthening our professional services automation verticalization with the acquisition of QuickArrow; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise.

We experience competitive pricing pressure where our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to medium-sized businesses, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar on-demand, integrated business management suite.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2010, we had deferred revenue of $76.1 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Americas	$35,519	$33,616
International	8,415	7,951

Total revenue	$43,934	$41,567

Percentage of revenue generated outside of the Americas	19%	19%

Employees

The number of full-time employees as of March 31, 2010 was 982 as compared to 968 at December 31, 2009 and 967 at March 31, 2009. As of March 31, 2010, our headcount included 293 employees in sales and marketing, 449 employees in operations, professional services, training and customer support, 135 employees in product development, and 105 employees in a general and administrative capacity.

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

We expect cost of revenue to decrease slightly as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in 2010, further increasing our cost of revenue. We may also incur additional expenses associated with the acquisition of additional database software licenses.

Operating Expenses - Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application suite to comply with local regulations and languages, causing us to incur additional expenses related to translation and localization of our application for use in other countries.

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

We believe that we have sufficient sales and marketing staff to meet our revenue goals for 2010. In future periods we may need to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. We expect our sales and marketing expenses to increase in absolute dollars while decreasing as a percentage of total revenue in the foreseeable future.

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

A description of our critical accounting policies and judgments appears in our 2009 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments.” In addition, please see Note 2 to Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2009 Annual Report on
Form 10-K for a description of our accounting policies.

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Revenue	$43,934	$41,567
Cost of revenue (1)	15,271	13,035

Gross profit	$28,663	$28,532

Gross margin	65%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:	$1,621	$1,044

Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Revenue for the three months ended March 31, 2010 increased $2.4 million, or 6%, compared to the same period in 2009. The revenue for the three months ended March 31, 2010 includes a decrease of $1.4 million in revenue recognized from one of our expired Japanese distribution rights agreement. Were it not for this decrease in revenue, our revenue for the three months ended March 31, 2010 would have increased $3.8 million or 9%, compared to the same period in 2009. The overall increase in revenue was primarily the result of $11.2 million in revenue resulting from acquisition of new customers, the continued adoption of OneWorld, an increase in average selling price per new customer and the incremental customer revenue resulting from the acquisition of QuickArrow. The increase in revenue was partially offset by a $5.9 million decrease in professional services revenue from existing customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. Existing customers’ purchases of additional user subscriptions and modules for the three months ended March 31, 2010 more than offset any reduced revenue from customers who did not renew or renewed for a lesser amount.

Revenue generated outside of North America was $8.4 million, or 19%, of our revenue during the three months ended March 31, 2010, as compared to $8.0 million, or 19%, during the same period in 2009.

Cost of revenue for the three months ended March 31, 2010 increased $2.2 million, or 17%, compared to the same period in 2009. The increase was primarily the result of a $1.4 million increase in personnel costs, a $284,000 increase in data center expenses resulting from an increase in capacity, a $208,000 increase in amortization of intangibles and a $207,000 increase in depreciation. The increase in personnel costs includes a $368,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Our gross margin decreased to 65% during the three months ended March 31, 2010 compared to 69% for the same period in 2009. This decrease was primarily due to an increase in personnel costs and the effect of foreign exchange rates moving unfavorably against the dollar.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three months ended March 31,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$8,051	18%	$6,788	16%
Sales and marketing	20,379	46%	18,797	45%
General and administrative	6,874	16%	6,910	17%

Total operating expenses	$35,304	80%	$32,495	78%

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Product development	$2,184	$1,350
Sales and marketing	2,196	1,204
General and administrative	2,068	1,155

Total	$6,448	$3,709

Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Product development expenses for the three months ended March 31, 2010 increased $1.3 million, or 19%, as compared to the same period in 2009. The increase was primarily the result of a $1.2 million increase in personnel costs resulting from an increase in stock-based compensation and an increase in the number of employees. The increase in personnel costs includes an $834,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Sales and marketing expenses for the three months ended March 31, 2010 increased $1.6 million or 8%, as compared to the same period in 2009. The increase was primarily the result of a $1.0 million increase in personnel costs, a $397,000 increase in amortization of intangibles and a $328,000 increase in marketing expenses. The increase in personnel costs related primarily to increases in payroll and stock-based compensation, partially offset by decreases in commission expenses and recruiting costs. The increase in personnel costs includes a $595,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

General and administrative expenses for the three months ended March 31, 2010 decreased $36,000, or 1%, as compared to the same period in 2009. The decrease was primarily the result of a $494,000 decrease in outside professional services and overhead allocation and a $351,000 decrease in bad debt expense. The decreases were partially offset by a $767,000 increase in personnel costs.

The increase in personnel costs includes an $847,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Three months ended March 31,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$44	—	$276	1%
Interest expense, including amounts paid to related party	(34)	—	(62)	—
Other income / (expense)	(343)	(1%)	4	—
Income taxes	179	—	201	—
Noncontrolling interest	$14	—	$201	—

Interest income for the three months ended March 31, 2010 decreased $232,000 as compared to the same period in 2009. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

Net other expense for the three months ended March 31, 2010 increased $347,000 as compared to the same period in 2009. The increase in net other expense is primarily related to a write-off of a loan for $250,000 to a partner and a $91,000 increase in net foreign exchange losses.

Noncontrolling interest for the three months ended March 31, 2010 decreased $187,000 as compared to the same period in 2009. The decrease is primarily related to the repurchase of NetSuite KK equity stake.

Liquidity and Capital Resources

As of March 31, 2010, our primary sources of liquidity were our cash and cash equivalents totaling $96.5 million and $23.8 million in accounts receivable, net of allowance. Our cash and cash equivalents are comprised of the remaining unused portion of the $161.9 million in proceeds from our December 2007 IPO.

In the three months ended March 31, 2010, cash flows from operations resulted in a $4.7 million source of cash. Although we had positive operating cash flows for four consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs. Management expects cash received from customers to be sufficient to cover operating expenses in future periods as our losses decrease.

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

While we believe that our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next 12 months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. If additional financing were to become necessary and we are unable to obtain the additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Restricted cash consisting of letters of credit for our facility lease agreements, is included in short-term and long-term other assets which totaled $520,000 as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, we had an accumulated deficit of $291.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$4,679	$(2,198)
Net cash used in investing activities	(910)	(2,067)
Net cash provided by / (used in) financing activities	(3,626)	452
Effect of exchange rate changes on cash and cash equivalents	(18)	(195)

Net change in cash and cash equivalents	$125	$(4,008)

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of an increase in deferred revenue.

Cash used in investing activities during the three months ended March 31, 2010 was primarily related to capital expenditures for property and equipment.

The net cash used in financing activities for the three months ended March 31, 2010 was primarily related to payments to acquire RSUs to settle employee withholding liability, purchase of noncontrolling interests and payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During the three months ended March 31, 2010, financing activities included a $1.4 million payment for the purchase of the remaining ownership equity in NetSuite KK.

Off-Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We did not enter into any significant new contractual obligations during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB issued new authoritative guidance, EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, (FASB ASC 650-25-25) providing guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for certain multiple-element arrangements. Concurrently, the FASB also issued new authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We began applying this guidance as of April 1, 2010. The provisions of this pronouncement require that we apply the guidance retrospectively from January 1, 2010 (the beginning of the Company’s fiscal year). We expect that application of this pronouncement will result in an increase in total revenues during 2010 but have not yet determined the amount of increase the adoption of the pronouncement will have on revenue.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $96.5 million as of March 31, 2010. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are generally denominated in U.S. dollars. An increasing percentage of our sales are denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are incurred primarily in the United States, Canada, the UK, the Philippines and Australia, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2010, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on un-hedged foreign denominated receivables as of March 31, 2010 would result in a loss of approximately $371,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2010 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2010, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by us and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously.

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss attributable to our common stockholders of $7.1 million for the three months ended March 31, 2010. As of that date, our accumulated deficit was $291.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009. We have increased our number of full-time employees from 296 as of December 31, 2004 to 982 as of March 31, 2010.

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

The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.

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

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by us and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously.

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

For any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology and such license may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ended December 31, 2009, there can be no assurances that control deficiencies will not be identified in the future.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 50.5% of our common stock as of March 31, 2010. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 61.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2010, we had a total of 63.3 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 49.5% of our outstanding shares as of March 31, 2010, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: May 7, 2010	NETSUITE INC.

	By:	/s/ JAMES MCGEEVER
James McGeever
Chief Financial Officer