Form 10-Q
period 2010-06-30
NETSUITE INC
filed 2010-08-06
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On July 31, 2010, 63,710,866 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$98,191	$96,355
Accounts receivable, net of allowances of $699 and $921 as of June 30, 2010 and December 31, 2009, respectively	23,160	25,776
Deferred commissions	11,887	11,726
Other current assets	7,577	4,922

Total current assets	140,815	138,779
Property and equipment, net	19,218	14,731
Deferred commissions, non-current	826	1,040
Goodwill	27,446	28,095
Other intangible assets, net	14,639	17,073
Other assets	2,062	2,506

Total assets	$205,006	$202,224

Liabilities and equity
Current liabilities:
Accounts payable	$2,058	$1,147
Deferred revenue	72,489	66,360
Accrued compensation	8,823	10,562
Accrued expenses	3,835	5,154
Other current liabilities	5,898	5,716

Total current liabilities	93,103	88,939
Long-term liabilities:
Deferred revenue, non-current	4,533	6,361
Other long-term liabilities	6,273	2,217

Total long-term liabilities	10,806	8,578

Total liabilities	103,909	97,517

Commitments and contingencies (Note 4)
Equity:
NetSuite Inc. stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 63,665,146 and 62,880,465 shares issued and outstanding, excluding 6,250 shares subject to repurchase at both June 30, 2010 and December 31, 2009	637	629
Additional paid-in capital	398,123	387,507
Accumulated other comprehensive income	458	756
Accumulated deficit	(298,121)	(284,059)

Total NetSuite Inc. stockholders’ equity	101,097	104,833
Noncontrolling interest	—	(126)

Total equity	101,097	104,707

Total liabilities and equity	$205,006	$202,224

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	With adoption of ASU 2009-13
Revenue:
Subscription and support	$77,901	$67,271	$39,779	$33,489
Professional services and other	13,438	14,600	7,310	6,815

Total revenue	91,339	81,871	47,089	40,304
Cost of revenue:
Subscription and support	13,190	11,478	6,556	5,798
Professional services and other	17,544	15,113	8,907	7,758

Total cost of revenue	30,734	26,591	15,463	13,556

Gross profit	60,605	55,280	31,626	26,748

Operating expenses:
Product development	16,969	13,558	8,918	6,770
Sales and marketing	42,260	37,061	21,881	18,264
General and administrative	14,663	13,627	7,789	6,717

Total operating expenses	73,892	64,246	38,588	31,751

Operating loss	(13,287)	(8,966)	(6,962)	(5,003)

Other income / (expense), net:
Interest income	93	430	49	154
Interest expense	(57)	(111)	(23)	(49)
Other income / (expense), net	(369)	(57)	(26)	(61)

Total other income / (expense), net	(333)	262	—	44

Loss before income taxes	(13,620)	(8,704)	(6,962)	(4,959)
Provision for income taxes	457	414	278	213

Net loss	(14,077)	(9,118)	(7,240)	(5,172)
Less: net loss attributable to noncontrolling interest	14	383	—	182

Net loss attributable to NetSuite Inc. common stockholders	$(14,063)	$(8,735)	$(7,240)	$(4,990)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.22)	$(0.14)	$(0.11)	$(0.08)

Weighted average number of shares used in computing net loss per share	63,283	61,545	63,470	61,853

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to NetSuite Inc. common stockholders	$(14,063)	$(8,735)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	3,851	3,334
Amortization of other intangible assets	2,461	1,274
Provision for accounts receivable allowances	297	868
Stock-based compensation	14,587	8,825
Amortization of deferred commissions	10,626	10,111
Noncontrolling interests	(14)	(383)
Changes in operating assets and liabilities:
Accounts receivable	2,123	1,176
Deferred commissions	(10,631)	(8,228)
Other current assets	(1,512)	(1,117)
Other assets	431	213
Accounts payable	168	(1,031)
Accrued compensation	(1,742)	(1,046)
Deferred revenue	4,707	(5,610)
Other current liabilities	(1,872)	(454)
Other long-term liabilities	(242)	(50)

Net cash provided by / (used in) operating activities	9,175	(853)

Cash flows from investing activities:
Purchases of property and equipment	(2,591)	(2,126)
Capitalized internal use software	(54)	(128)
Acquisitions, net of cash received	—	(3,412)
Acquisition of other intangibles	—	(275)

Net cash used in investing activities	(2,645)	(5,941)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(795)	(791)
Repurchase of noncontrolling interest	(1,370)	—
RSU acquired to settle employee withholding liability	(3,734)	(996)
Proceeds from issuance of common stock, net of issuance costs	1,181	1,490

Net cash used in financing activities	(4,718)	(297)

Effect of exchange rate changes on cash and cash equivalents	24	(160)

Net change in cash and cash equivalents	1,836	(7,251)
Cash and cash equivalents at beginning of period	96,355	123,638

Cash and cash equivalents at end of period	$98,191	$116,387

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$58	$121
Interest paid to other parties	7	—
Income taxes, net of tax refunds	$493	$322
Noncash financing and investing activities:
Lapse on restrictions on common stock related to early exercise of stock options	$—	$34
Fixed assets and technical support contract acquired under related party agreement	$6,428	$—

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As of June 30, 2010 and December 31, 2009, the Company owned a 100% and 92% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the six months ended June 30, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

For the most part, subscription and support agreements are entered into for 12 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

The subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company does not currently have any reserves on its balance sheet for these commitments.

The Company commences revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing its on-demand application suite and professional services associated with consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Subscription and support have standalone value because they are routinely sold separately by the Company. Professional services have standalone value because the Company has sold professional services separately and there are several third party vendors that routinely provide similar professional services to its customers on a standalone basis.

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company early adopted this accounting guidance on April 1, 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s fiscal year).

Prior to the adoption of ASU 2009-13, the Company was not able to establish VSOE or TPE for all of the undelivered elements. As a result, the Company typically recognized subscription and support, and professional services revenue ratably over the contract period. Revenue for multiple element arrangements entered into prior to January 1, 2010 is allocated to subscription and support revenue and professional services revenue based on the contract price.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. The consideration allocated to professional services is recognized as revenue on a percentage of completion method. The Company has established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates for professional services arrangements accounted for using the percentage-of-completion method.

Prior to adoption of ASU 2009-13, in multiple element arrangements where the Company determined that a subset of professional services was essential to the customers use of the subscription services (“Essential Professional Services Arrangements”), the Company deferred the commencement of revenue recognition for the entire arrangement until it had delivered the essential professional services component or has made a determination that the remaining professional services was no longer essential to the customer. With the adoption of ASU 2009-13, the Company recognizes revenue for subscription and support services in such arrangement over the contract period commencing when the subscription service is made available to the customer and for professional services on a percentage-of-completion method.

Revenue for the six and three months ended June 30, 2010 was $91.3 million and $47.1 million, respectively, with the adoption of ASU 2009-13. This compares with revenue of $90.1 million and $46.2 million for the six and three months ended June 30, 2010, respectively, had the Company not adopted ASU 2009-13. The primary driver of the impact was increases of $833,000 and $559,000 in professional services and other revenue that the Company recognized for the six and three months ended June 30, 2010, respectively. The increase in professional services and other revenue primarily resulted from performing the professional services over a shorter period than the subscription contract term. The Company recognized an increase of $364,000 and $322,000 in subscription and support revenue for the six and three months ended June 30, 2010, respectively, due to the adoption of ASU 2009-13. The increase in revenue due to the adoption of ASU 2009-13 for the six and three months ended June 30, 2010, includes an increase of $443,000 and $385,000, respectively, as a result of new Essential Professional Services Arrangements entered into by the Company in 2010. As of June 30, 2010, the Company’s deferred revenue was $77.0 million, as compared to $78.2 million had the Company not adopted ASU 2009-13.

The Company expects that the adoption of ASU 2009-13 will result in an increase in total revenue for the second half of fiscal year 2010. The Company is not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. Prior to April 1, 2010, professional services revenue generated under single element sales agreements was immaterial and therefore was recognized when fully delivered. As of April 1, 2010, the date of adoption of ASU 2009-13, the Company recognizes professional services revenue based on a percentage of completion method for both single and multiple element arrangements since the Company can now separate the professional services revenue from subscription and support revenue. The Company recognized $516,000 in professional services revenue during both the six and three months ended June 30, 2010 from single element arrangements as a result of recognizing revenues on a percentage of completion method instead of when fully delivered.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Selected Financial Data for the Three Months Ended March 31, 2010

The Company early adopted this accounting guidance on April 1, 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year). Therefore the previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010.

Selected Condensed Consolidated Statements of Operations Data

For Three Months Ended March 31, 2010

(dollars and shares in thousands, except per share amounts)

(unaudited)

	With adoption of ASU 2009-13	As previously reported	Impact of adoption of ASU 2009-13
Revenue:
Subscription and support	$38,122	$38,080	$42
Professional services and other	6,128	5,854	274

Total revenue	44,250	43,934	316

Loss before income taxes	(6,658)	(6,974)	316

Net loss	(6,837)	(7,153)	316
Less: net loss attributable to noncontrolling interest	14	14	—

Net loss attributable to NetSuite Inc. common stockholders	$(6,823)	$(7,139)	$316

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.11)	$(0.11)	$—

Weighted average number of shares used in computing net loss per share	63,094	63,094

Revenue for the three months ended March 31, 2010 was $44.2 million, as compared to $43.9 million had the Company not adopted ASU 2009-13. The primary driver of the impact was an increase of $274,000 in professional services and other revenue that the Company recognized for the three months ended March 31, 2010. The Company recognized an increase of $42,000 in subscription and support revenue for the three months ended March 31, 2010 due to the adoption of ASU 2009-13. The increase in subscription and support revenue and professional services and other revenue for the three months ended March 31, 2010 due to the adoption of ASU 209-13, includes $58,000 in revenue as a result of new Essential Professional Services Arrangements entered into by the Company in 2010. As of March 31, 2010, the Company’s deferred revenue was $75.8 million, as compared to $76.1 million had the Company not adopted ASU 2009-13.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and losses. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net loss	$(14,077)	$(9,118)	$(7,240)	$(5,172)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	(339)	239	(278)	302

Comprehensive loss	(14,416)	(8,879)	(7,518)	(4,870)
Less: comprehensive loss attributable to noncontrolling interest	16	389	—	187

Comprehensive loss attributable to NetSuite Inc.	$(14,400)	$(8,490)	$(7,518)	$(4,683)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2010 and December 31, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Americas	$73,302	$66,108	$37,715	$32,492
International	18,037	15,763	9,374	7,812

Total revenue	$91,339	$81,871	$47,089	$40,304

No single country outside the United States represented more than 10% of revenue during the six and three months ended June 30, 2010 or 2009.

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

The fair value of the Company’s foreign currency forward contracts is based on foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are classified as Level 2 and are included in other current assets and liabilities.

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

As of June 30, 2010, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of June 30, 2010:

	June 30, 2010				December 31, 2009
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$76,166	$—	$—	$76,166	$80,166	$—	$—	$80,166
Foreign exchange contracts	—	205	—	205	—	—	—	—

Total	$76,166	$205	$—	$76,371	$80,166	$—	$—	$80,166

Liabilities:
Foreign exchange contracts	$—	$182	$—	$182	$—	$—	$—	$—

Total	$—	$182	$—	$182	$—	$—	$—	$—

Restricted Cash

Restricted cash totaled $508,000 and $520,000 as of June 30, 2010 and December 31, 2009, respectively, and is included in short-term and long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2010, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $24.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

The Company had no outstanding foreign exchange forward contracts as of December 31, 2009. As of June 30, 2010, the Company had the following outstanding foreign exchange forward contracts:

	Notional Value Sold	Notional Value Purchased
	(dollars in thousands)
Australian dollar	$4,814	$4,733
British pound	3,365	3,384
Japanese yen	2,770	2,850
Canadian dollar	652	808
Euro	449	351
Mexican peso	82	35
New Zealand dollar	49	49

Total	$12,181	$12,210

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$205	$—	Other current liabilities	$182	$—

Total		$205	$—		$182	$—

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

		Amount of net gain (loss) recognized in income on deriviatives during the
		Six months ended June 30,		Three months ended June 30,
Derivatives and forward contracts	Location of net gain (loss) recognized in income on derivatives	2010	2009	2010	2009
		(dollars in thousands)
Foreign exchange contracts	Other income / (expense), net	$98	$(549)	$25	$(673)

Total		$98	$(549)	$25	$(673)

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

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position.

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by the Company and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. The Company plans to respond to the complaint. To date, no discovery has occurred in this case. The Company intends to defend the action vigorously. Based on the information currently available to the Company, it believes that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

On May 14, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Aloft Media, LLC v. Compuware Corp., Convergys Corp., Environmental Systems Research Institute, Inc., Infinera Corp., Lawson Software, Inc., Lawson Software Americas, Inc., Morningstar, Inc., NetSuite, Inc., Nuance Communications, Inc., Optionsxpress, Inc., SAS Institute, Inc., Transunion, LLC, VMWare, Inc., and Xerox Corp. The complaint alleged infringement by the Company and the other defendants of a patent held by Aloft Media, LLC. The Company plans to respond to the complaint. To date, no discovery has occurred in this case. The Company intends to defend the action vigorously. Based on the information currently available to the Company, it believes that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

A large technology company has written the Company a letter alleging that the Company infringes some of their patents. The Company has subsequently met and discussed these patents with that party and they have requested that the Company negotiate a license for them of such patents and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to the Company’s products, and/or pay monetary damages or enter into a licensing arrangement. Based upon information currently available to the Company, the Company does not believe there is any estimable and probable liability to the Company relating to these discussions and therefore no liability has been recorded as of June 30, 2010.

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

As of June 30, 2010, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $241,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.5 million for Japan where it had a full valuation allowance as of June 30, 2010 reducing its carrying value to zero.

During the three months ended June 30, 2010, the Company completed its analysis of the net operating loss tax attributes assumed in the acquisition of QuickArrow Inc. in July 2009. This resulted in an adjustment to the purchase price allocation due to the Company reversing an income tax accrual of $503,000 with a corresponding reduction in goodwill. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(14,063)	$(8,735)	$(7,240)	$(4,990)

Denominator:
Weighted-average number of common shares outstanding	63,289	61,572	63,476	61,872
Less: Weighted-average number of common shares subject to repurchase	(6)	(27)	(6)	(19)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	63,283	61,545	63,470	61,853

Net loss per common share, basic and diluted, attributable to NetSuite Inc. common stockholders	$(0.22)	$(0.14)	$(0.11)	$(0.08)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(shares in thousands)
Options to purchase shares of common stock	6,611	7,610	6,869	7,291
Unvested restricted stock units	3,902	1,405	4,450	1,439
Warrants to purchase shares of common stock	10	10	10	10
Common stock subject to repurchase	6	27	6	19

Total	10,529	9,052	11,335	8,759

Note 7. Related Party Transactions

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the six months ended June 30, 2010, the Company made payments to Horn Productions totaling $15,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

In March 2008, the Company entered into an agreement with Ideeli Inc. (“Ideeli”). A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P. and in December 2009 another partner of StarVest Partners L.P. became a member of the board of directors of Ideeli. The Company and Ideeli renewed the agreement and the Company sold additional services to Ideeli at various points in time. Under the terms of the agreement, Ideeli paid the Company $66,000 in 2009. In January 2010, the Company entered into a renewal of the agreement. The amount under the renewal and all sales of additional services made to Ideeli by the Company since January 2010 is $136,000. Ideeli paid the Company $141,000 during the six months ended June 30, 2010.

The Company has entered into various software license agreements with Oracle USA, Inc. (“Oracle USA”), an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. In April 2005, we entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment, which occurred on June 19, 2007. In May 2007, the Company entered into another software license agreement with Oracle USA to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement calls for payments of $0.9 million over 12 equal quarterly installments through 2010.

In October 2007, the Company entered into another perpetual software license agreement with Oracle USA to license Oracle database and application server software, along with technical support. This license has a forty-two month term that allows the Company to download an unlimited number of perpetual licenses and was financed pursuant to a note issued to Oracle USA. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 2008 and 2009. The October 2007 agreement replaces the support portion of the product orders made under the April 2005 and May 2007 agreements. The October 2007 agreement requires the Company to pay $4.7 million for the net license fees to be paid over 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The Company financed the $4.7 million license fees and the first year support pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 6.20% per annum. The Company repaid principal of $1.6 million during the six months ended June 30, 2010. As of June 30, 2010, the outstanding principal balance on the note was $387,000. Interest payments on these notes were $61,000 during the six months ended June 30, 2010. In November 2009, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The November 2009 amendment provides that the Company will pay a one-time fee of $210,000 to add certain licenses that were not previously licensed to the license agreement. The Company also agreed to pay an additional $46,200 per year in additional support fees. For the six months ended June 30, 2010, the Company paid $782,000 towards support fees.

In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that the Company will pay a one-time fee of $5.2 million to extend the term for unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. The Company will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. The Company may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum with payments scheduled over the term of the amendment. As of June 30, 2010, the outstanding principal balance on the May 2010 note was $6.4 million. Interest payments on the May 2010 note was $1,000 during the six months ended June 30, 2010.

There were no other related party transactions entered into during the six months ended June 30, 2010. Additional related party transactions entered into prior to December 31, 2009 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six months ended June 30, 2010, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursuing a number of strategies that we believe will provide us with future growth. The goals of those strategic objectives are to continue to move up-market; to increase use of NetSuite as a platform; and to extend the verticalization of our product line. Although we have made progress towards our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

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

We sell our application suite pursuant to subscription agreements. The duration of these agreements is generally one year. Prior to 2006, the majority of our customers entered into multi-year agreements. We believe one year agreements are more customary in our industry; align more with customer preferences; and provide us with a more predictable sales compensation structure. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2010, we had deferred revenue of $77.0 million.

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements comprised of subscription and support revenue for access to our application suite and customer support, and professional service and other revenue for consulting services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. Professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis. As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. We have established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates for professional services arrangements accounted for using the percentage-of-completion method.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract and professional services revenue is recognized based on a percentage of completion method.

As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
		(dollars in thousands)
Americas	$73,302	$66,108	$37,715	$32,492
International	18,037	15,763	9,374	7,812

Total revenue	$91,339	$81,871	$47,089	$40,304

Percentage or revenue generated outside of the Americas	20%	19%	20%	19%

Employees

The number of full-time employees as of June 30, 2010 was 1,003 as compared to 968 at December 31, 2009 and 962 at June 30, 2009. As of June 30, 2010, our headcount included 298 employees in sales and marketing; 457 employees in operations; professional services, training and customer support; 139 employees in product development; and 109 employees in a general and administrative capacity.

Cost of Revenue

Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, costs associated with website development activities, allocated overhead, intangible asset amortization expense associated with capitalized internal use software and acquired developed technology and related plant and equipment depreciation and amortization expenses.

We believe that the subscription and support cost of revenue will continue to decrease as a percentage of subscription and support revenue over time; however, it could fluctuate period to period depending on the further increase in our data center capacity in 2010 and timing of significant expenditures. We may also incur additional expenses associated with the acquisition of additional database software licenses.

Professional services and other cost of revenue primarily consists of costs related to personnel and related costs of operations, external consultants, stock-based compensation and allocated overhead.

The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our software services due to the labor costs associated with providing professional services. We believe that professional services and other cost of revenue will fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services.

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.

Operating Expenses - Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite, as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application suite to comply with local regulations and languages, causing us to incur additional expenses related to translation and localization of our application for use in other countries.

We expect product development expenses to increase in absolute dollars as we extend our service offerings in other countries and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to tradename and customer relationships, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at a lower rate than for sales to new customers. As such, we expect our commission expense to decline as a percentage of revenue going forward as a larger percentage of our recognized revenue is expected to result from customer renewals.

We believe that we have sufficient sales and marketing staff to meet our revenue goals for 2010. In future periods we may need to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. We expect our sales and marketing expenses to increase in the foreseeable future.

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

Income Taxes

Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for minimum state and foreign income taxes.

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

Revenue Recognition

We generate revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

For the most part, subscription and support agreements are entered into for 12 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

The subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting its service level commitments, we do not currently have any reserves on our balance sheet for these commitments.

We commence revenue recognition when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing its on-demand application suite and professional services associated with consultation services.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. Professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis.

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

We early adopted this accounting guidance on April 1, 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year).

Prior to our adoption of ASU 2009-13, we were not able to establish VSOE or TPE for all of the undelivered elements. As a result, we typically recognized subscription and support, and professional services revenue ratably over the contract period. Revenue for multiple element arrangements entered into prior to January 1, 2010 is allocated to subscription and support revenue and professional services revenue based on the contract price.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. We have established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates for professional services arrangements accounted for using the percentage-of-completion method.

Prior to adoption of ASU 2009-13, in multiple element arrangements where we determined that a subset of professional services was essential to the customers use of the subscription services (“Essential Professional Services Arrangements”), we deferred the commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services component or have made a determination that the remaining professional services was no longer essential to the customer. With the adoption of ASU 2009-13, we recognize revenue for subscription and support services in such arrangement over the contract period commencing when the subscription service is made available to the customer and for professional services on a percentage-of-completion method.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. Prior to April 1, 2010, professional services revenue generated under single element sales agreements, was immaterial and therefore was recognized when fully delivered. As of April 1, 2010, the date of adoption of ASU 2009-13, we recognized professional services revenue based on a percentage of completion method for both single and multiple element arrangements since we can now separate the professional services revenue from subscription and support revenue.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenue:
Subscription and support	$77,901	$67,271	$39,779	$33,489
Professional services and other	13,438	14,600	7,310	6,815

Total revenue	91,339	81,871	47,089	40,304
Cost of revenue (1):
Subscription and support	13,190	11,478	6,556	5,798
Professional services and other	17,544	15,113	8,907	7,758

Total cost of revenue	30,734	26,591	15,463	13,556

Gross profit	$60,605	$55,280	$31,626	$26,748

Gross margin	66%	68%	67%	66%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$1,692	$1,187	$872	$610
Professional services and other	1,743	1,095	942	628

	$3,435	$2,282	$1,814	$1,238

Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

Revenue for the six months ended June 30, 2010 increased $9.5 million, or 12%, compared to the same period in 2009.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2010 increased $10.6 million, or 16%, compared to the same period in 2009. The increase was primarily the result of a $13.3 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld. The increase in subscription and support revenue was partially offset by a $2.7 million decrease in revenue from existing customers.

The subscription and support revenue for the six months ended June 30, 2010 includes a $364,000 increase in revenue from adoption of ASU 2009-13.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2010 decreased $1.2 million, or 8%, compared to the same period in 2009. The decrease was primarily the result of a $6.4 million decrease in revenue from existing customers as a result of the nonrenewal of those services and a $1.4 million decrease in revenue from one of our expired Japanese distribution rights agreements. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. The decrease in professional services and other revenue was partially offset by a $6.6 million increase in revenue resulting from the acquisition of new customers.

The professional services and other revenue for the six months ended June 30, 2010 includes a $833,000 increase in revenue from adoption of ASU 2009-13 and a $516,000 increase in revenue from single element arrangements as a result of recognizing revenues on a percentage of completion method instead of when fully delivered.

Revenue generated outside of North America was $18.0 million, or 20%, of our revenue during the six months ended June 30, 2010, as compared to $15.8 million, or 19%, during the same period in 2009.

Cost of revenue for the six months ended June 30, 2010 increased $4.1 million, or 16%, compared to the same period in 2009.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2010 increased $1.7 million, or 15%, compared to the same period in 2009. The increase was primarily the result of a $556,000 increase in data center expenses resulting from an increase in capacity, a $432,000 increase in depreciation and a $415,000 increase in amortization of intangibles.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2010 increased $2.4 million, or 16%, compared to the same period in 2009. The increase was primarily the result of a $2.7 million increase in personnel costs partially offset by a decrease of $304,000 in external consultants and overhead allocation. The increase in personnel costs includes a $648,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Our gross margin decreased to 66% during the six months ended June 30, 2010 compared to 68% for the same period in 2009. This decrease was primarily due to an increase in personnel costs and the effect of foreign exchange rates moving unfavorably against the Unites States dollar partially offset by an increase in revenue associated with the adoption of ASU 2009-13. The increase in revenue associated with the adoption of ASU 2009-13 impacted our margins positively as our revenue increased without corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been same without the increase in revenue.

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2010 increased $6.8 million, or 17%, compared to the same period in 2009.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2010 increased $6.3 million, or 19%, compared to the same period in 2009. The increase was primarily the result of a $7.5 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld. The increase in revenue was partially offset by a $1.2 million decrease in revenue from existing customers.

The subscription and support revenue for the three months ended June 30, 2010 includes a $322,000 increase in revenue from adoption of ASU 2009-13.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2010 increased $495,000, or 7%, compared to the same period in 2009. The increase was primarily the result of a $4.3 million increase in revenue resulting from acquisition of new customers. The increase in professional services and other revenue was partially offset by a $3.8 million decrease in revenue from existing customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers.

The professional services and other revenue for the three months ended June 30, 2010 includes a $559,000 increase in revenue from adoption of ASU 2009-13 and a $516,000 increase in revenue from single element arrangements as a result of recognizing revenues on a percentage of completion method instead of when fully delivered.

Revenue generated outside of North America was $9.4 million, or 20%, of our revenue during the three months ended June 30, 2010, as compared to $7.8 million, or 19%, during the same period in 2009.

Cost of revenue for the three months ended June 30, 2010 increased $1.9 million, or 14%, compared to the same period in 2009.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2010 increased $758,000, or 13%, compared to the same period in 2009. The increase was primarily the result of a $262,000 increase in data center expenses resulting from an increase in capacity, a $224,000 increase in depreciation and a $207,000 increase in amortization of intangibles.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2010 increased $1.1 million, or 15%, compared to the same period in 2009. The increase was primarily the result of a $1.5 million increase in personnel costs partially offset by a decrease of $373,000 in external consultants and overhead allocation. The increase in personnel costs includes a $314,000 increase in stock-based compensation.

Our gross margin increased to 67% during the three months ended June 30, 2010 compared to 66% for the same period in 2009. This increase was primarily due to the increase in revenue associated with the adoption of ASU 2009-13, partially offset by an increase in personnel costs and the effect of foreign exchange rates moving unfavorably against the United States dollar. The increase in revenue with the adoption of ASU 2009-13 impacted our margins positively as our revenue increased without corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been same without the increase in revenue.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six months ended June 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Operating expenses (1):
Product development	$16,969	19%	$13,558	17%
Sales and marketing	42,260	46%	37,061	45%
General and administrative	14,663	16%	13,627	16%

Total operating expenses	$73,892	81%	$64,246	78%

	Three months ended June 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Operating expenses (1):
Product development	$8,918	19%	$6,770	17%
Sales and marketing	21,881	46%	18,264	45%
General and administrative	7,789	17%	6,717	17%

Total operating expenses	$38,588	82%	$31,751	79%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangibles and transaction costs for business combinations as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
		(dollars in thousands)
Product development	$4,604	$2,793	$2,420	$1,443
Sales and marketing	4,596	2,666	2,400	1,462
General and administrative	4,547	2,689	2,479	1,534

Total	$13,747	$8,148	$7,299	$4,439

Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

Product development expenses for the six months ended June 30, 2010 increased $3.4 million, or 25%, as compared to the same period in 2009. The increase was primarily the result of a $3.0 million increase in personnel costs resulting from an increase in stock-based compensation and an increase in the number of employees. The increase in personnel costs includes a $1.8 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Sales and marketing expenses for the six months ended June 30, 2010 increased $5.2 million, or 14%, as compared to the same period in 2009. The increase was primarily the result of a $3.1 million increase in personnel costs, a $1.3 million increase in marketing expenses and a $772,000 increase in amortization of intangibles. The increase in personnel costs related primarily to increases in payroll, stock-based compensation and commission expenses. The increase in personnel costs includes a $1.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

General and administrative expenses for the six months ended June 30, 2010 increased $1.0 million, or 8%, as compared to the same period in 2009. The increase was primarily the result of a $2.1 million increase in personnel costs partially offset by a $571,000 decrease in bad debt expense and $283,000 decrease in outside professional services. The increase in personnel costs includes a $2.1 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Product development expenses for the three months ended June 30, 2010 increased $2.1 million, or 32%, as compared to the same period in 2009. The increase was primarily the result of a $1.8 million increase in personnel costs resulting from an increase in stock-based compensation and an increase in the number of employees. The increase in personnel costs includes a $977,000 increase in stock-based compensation resulting primarily due to the recognition of expense from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Sales and marketing expenses for the three months ended June 30, 2010 increased $3.6 million or 20%, as compared to the same period in 2009. The increase was primarily the result of a $2.1 million increase in personnel costs, a $1.0 million increase in marketing expenses and a $375,000 increase in amortization of intangibles. The increase in personnel costs related primarily to increases in payroll, stock-based compensation and commission expenses. The increase in personnel costs includes a $562,000 increase in stock-based compensation resulting primarily due to the recognition of expense from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

General and administrative expenses for the three months ended June 30, 2010 increased $1.1 million, or 16%, as compared to the same period in 2009. The increase was primarily the result of a $1.4 million increase in personnel costs partially offset by a $221,000 decrease in bad debt expense. The increase in personnel costs includes a $1.2 million increase in stock-based compensation resulting primarily due to the recognition of expense from the issuance of annual equity awards to employees during the three months ended March 31, 2010. In 2009, annual equity awards were issued during the three months ended September 30, 2009.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Six months ended June 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Interest income	$93	0%	$430	1%
Interest expense, including amounts paid to related party	(57)	0%	(111)	0%
Other income / (expense)	(369)	0%	(57)	0%
Income taxes	(457)	-1%	(414)	(1)%
Noncontrolling interest	14	0%	383	0%

	Three months ended June 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Interest income	$49	0%	$154	0%
Interest expense, including amounts paid to related party	(23)	0%	(49)	0%
Other income / (expense)	(26)	0%	(61)	0%
Income taxes	(278)	-1%	(213)	(1)%
Noncontrolling interest	—	0%	182	0%

Interest income for the six months ended June 30, 2010 decreased $337,000 as compared to the same period in 2009. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

Net other expense for the six months ended June 30, 2010 increased $312,000 as compared to the same period in 2009. The increase in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner.

Noncontrolling interest for the six months ended June 30, 2010 decreased $369,000 as compared to the same period in 2009. The decrease is primarily related to the repurchase of NetSuite KK equity stake.

Liquidity and Capital Resources

As of June 30, 2010, our primary sources of liquidity were our cash and cash equivalents totaling $98.2 million and $23.2 million in accounts receivable, net of allowance.

In the six months ended June 30, 2010, cash flows from operations resulted in a $9.2 million source of cash. Although we have had positive operating cash flows for five consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2010, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents proceeds are adequate to fund those anticipated activities.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in short-term and long-term other assets which totaled $508,000 and $520,000 as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, we had an accumulated deficit of $298.1 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2010	2009
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$9,175	$(853)
Net cash used in investing activities	(2,645)	(5,941)
Net cash used in financing activities	(4,718)	(297)
Effect of exchange rate changes on cash and cash equivalents	24	(160)

Net change in cash and cash equivalents	$1,836	$(7,251)

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in deferred revenue.

Cash used in investing activities during the six months ended June 30, 2010 was primarily related to capital expenditures for property and equipment.

The net cash used in financing activities for the six months ended June 30, 2010 was primarily related to payments to acquire RSUs to settle employee withholding liability, purchase of noncontrolling interests and payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During the six months ended June 30, 2010, financing activities included a $1.4 million payment for the purchase of the remaining ownership equity in NetSuite KK.

Off-Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In May 2010, we entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that we pay a one-time fee of $5.2 million to extend the term for unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. We will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. We may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to us by Oracle automatically renew unless we provide written notice of cancellation at least 60 days prior to the support renewal date. We financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum. Under the terms of the note, payments of $362,000 and $1.5 million are due in September 2010 and December 2010, respectively. The remaining payments are scheduled in equal quarterly installments over the remaining term of the amendment, starting June 2011.

We did not enter into any other significant new contractual obligations during the six months ended June 30, 2010.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $98.2 million as of June 30, 2010. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are generally denominated in U.S. dollars. An increasing percentage of our sales are denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are incurred primarily in the United States, Canada, the UK, the Philippines and Australia, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six months ended June 30, 2010, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on non-hedged foreign denominated receivables as of June 30, 2010 would result in a loss of approximately $652,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2010 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2010, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Since fiscal year 2009, we have been implementing internal controls to enable us to make reasonably dependable estimates for professional services arrangements. With the adoption of ASU 2009-13 and based on our ability to reasonable dependably estimate the professional services arrangements, we recognize professional services arrangements using the percentage-of-completion method.

There were no additional changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and receive claims from time to time, arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.

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

We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously. Based on the information currently available to us, we believe that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

On May 14, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Aloft Media, LLC v. Compuware Corp., Convergys Corp., Environmental Systems Research Institute, Inc., Infinera Corp., Lawson Software, Inc., Lawson Software Americas, Inc., Morningstar, Inc., NetSuite, Inc., Nuance Communications, Inc., Optionsxpress, Inc., SAS Institute, Inc., Transunion, LLC, VMWare, Inc., and Xerox Corp. The complaint alleged infringement by us and the other defendants of a patent held by Aloft Media, LLC. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously. Based on the information currently available to us, we believe that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

A large technology company has written us a letter alleging that we infringe some of their patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for them of such patents and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to our products, and/or pay monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of June  30, 2010.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss attributable to our common stockholders of $14.1 million for the six months ended June 30, 2010. As of that date, our accumulated deficit was $298.1 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009. We have increased our number of full-time employees from 296 as of December 31, 2004 to 1,003 as of June 30, 2010.

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

Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. A decline in general macroeconomic conditions could adversely affect our customers’ ability or willingness to purchase our application suite, which could adversely affect our operating results or financial outlook. Fluctuations in our quarterly operating annual results or financial outlook may also be due to a number of additional factors, including the risks and uncertainties discussed elsewhere in this Quarter Report.

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

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by us and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously. Based on the information currently available to us, we believe that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

On May 14, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Aloft Media, LLC v. Compuware Corp., Convergys Corp., Environmental Systems Research Institute, Inc., Infinera Corp., Lawson Software, Inc., Lawson Software Americas, Inc., Morningstar, Inc., NetSuite, Inc., Nuance Communications, Inc., Optionsxpress, Inc., SAS Institute, Inc., Transunion, LLC, VMWare, Inc., and Xerox Corp. The complaint alleged infringement by us and the other defendants of a patent held by Aloft Media, LLC. We plan to respond to the complaint. To date, no discovery has occurred in this case. We intend to defend the action vigorously. Based on the information currently available to us, we believe that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

A large technology company has written us a letter alleging that we infringe some of their patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for them of such patents and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to our products, and/or pay monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of June 30, 2010.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 50.2% of our common stock as of June 30, 2010. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 61.0% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2010, we had a total of 63.7 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 49.8% of our outstanding shares as of June 30, 2010, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: August 6, 2010	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer