Form 10-Q
period 2010-09-30
NETSUITE INC
filed 2010-11-05
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 29, 2010, 64,327,250 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM  1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$101,118	$96,355
Accounts receivable, net of allowances of $528 and $921 as of September 30, 2010 and December 31, 2009, respectively	24,334	25,776
Deferred commissions	12,136	11,726
Other current assets	7,051	4,922

Total current assets	144,639	138,779
Property and equipment, net	19,050	14,731
Deferred commissions, non-current	1,064	1,040
Goodwill	27,340	28,095
Other intangible assets, net	13,565	17,073
Other assets	2,030	2,506

Total assets	$207,688	$202,224

Liabilities and equity
Current liabilities:
Accounts payable	$2,308	$1,147
Deferred revenue	71,160	66,360
Accrued compensation	9,688	10,562
Accrued expenses	5,297	5,154
Other current liabilities	6,156	5,716

Total current liabilities	94,609	88,939
Long-term liabilities:
Deferred revenue, non-current	4,087	6,361
Other long-term liabilities	5,667	2,217

Total long-term liabilities	9,754	8,578

Total liabilities	104,363	97,517

Commitments and contingencies (Note 4)
Equity:
NetSuite Inc. stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 64,316,473 and 62,880,465 shares issued and outstanding, excluding 6,250 shares subject to repurchase at both September 30, 2010 and December 31, 2009	643	629
Additional paid-in capital	407,122	387,507
Accumulated other comprehensive income	639	756
Accumulated deficit	(305,079)	(284,059)

Total NetSuite Inc. stockholders’ equity	103,325	104,833
Noncontrolling interest	—	(126)

Total equity	103,325	104,707

Total liabilities and equity	$207,688	$202,224

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	With adoption of ASU 2009-13
Revenue:
Subscription and support	$119,735	$102,461	$41,834	$35,190
Professional services and other	21,347	21,115	7,909	6,515

Total revenue	141,082	123,576	49,743	41,705
Cost of revenue:
Subscription and support	20,038	17,983	6,848	6,505
Professional services and other	26,090	23,101	8,546	7,988

Total cost of revenue	46,128	41,084	15,394	14,493

Gross profit	94,954	82,492	34,349	27,212

Operating expenses:
Product development	26,451	20,927	9,482	7,369
Sales and marketing	66,623	56,539	24,363	19,478
General and administrative	21,773	21,950	7,110	8,323

Total operating expenses	114,847	99,416	40,955	35,170

Operating loss	(19,893)	(16,924)	(6,606)	(7,958)

Other income / (expense), net:
Interest income	159	511	66	81
Interest expense	(100)	(147)	(43)	(36)
Other income / (expense), net	(499)	(191)	(130)	(134)

Total other income / (expense), net	(440)	173	(107)	(89)

Loss before income taxes	(20,333)	(16,751)	(6,713)	(8,047)
Provision for income taxes	702	643	245	229

Net loss	(21,035)	(17,394)	(6,958)	(8,276)
Less: net loss attributable to noncontrolling interest	14	630	—	247

Net loss attributable to NetSuite Inc. common stockholders	$(21,021)	$(16,764)	$(6,958)	$(8,029)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.33)	$(0.27)	$(0.11)	$(0.13)

Weighted average number of shares used in computing net loss per share	63,513	61,737	63,965	62,100

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to NetSuite Inc. common stockholders	$(21,021)	$(16,764)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	5,758	5,171
Amortization of other intangible assets	3,549	2,413
Provision for accounts receivable allowances	377	1,309
Stock-based compensation	23,038	14,335
Amortization of deferred commissions	16,814	14,719
Noncontrolling interests	(14)	(629)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	896	1,766
Deferred commissions	(17,301)	(12,913)
Other current assets	(1,478)	(1,211)
Other assets	448	198
Accounts payable	1,093	(574)
Accrued compensation	(884)	(1,179)
Deferred revenue	2,823	(4,992)
Other current liabilities	41	(218)
Other long-term liabilities	(468)	(241)

Net cash provided by operating activities	13,671	1,190

Cash flows from investing activities:
Purchases of property and equipment	(4,366)	(4,080)
Capitalized internal use software	(67)	(188)
Advances on line of credit	—	(70)
Acquisitions, net of cash received	—	(21,930)
Acquisition of other intangibles	—	(275)

Net cash used in investing activities	(4,433)	(26,543)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(1,182)	(1,191)
Repurchase of noncontrolling interest	(1,370)	—
RSU acquired to settle employee withholding liability	(5,587)	(1,770)
Proceeds from issuance of common stock	3,590	2,485

Net cash used in financing activities	(4,549)	(476)

Effect of exchange rate changes on cash and cash equivalents	74	(41)

Net change in cash and cash equivalents	4,763	(25,870)
Cash and cash equivalents at beginning of period	96,355	123,638

Cash and cash equivalents at end of period	$101,118	$97,768

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$88	$164
Interest paid to other parties	12	—
Income taxes, net of tax refunds	$631	$456
Noncash financing and investing activities:
Lapse on restrictions on common stock related to early exercise of stock options	$—	$34
Fixed assets and technical support contract acquired under related party agreement	$6,090	$—

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, the Company owned a 100% and 92% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the nine months ended September 30, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

Prior to the adoption of ASU 2009-13, the Company was not able to establish VSOE or TPE for all of the undelivered elements. As a result, the Company typically recognized subscription and support, and professional services revenue ratably over the contract period, and allocated subscription and support revenue and professional services revenue based on the contract price.

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. The consideration allocated to professional services is recognized as revenue on a percentage of completion method. The Company has established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates of the percentage-of-completion method for professional services.

The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In these instances, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support will be at least be equal to the contractual amounts subject to the performance conditions.

Prior to adoption of ASU 2009-13, in multiple element arrangements where the Company determined that a subset of professional services was essential to the customers use of the subscription services (“Essential Professional Services Arrangements”), the Company deferred the commencement of revenue recognition for the entire arrangement until it had delivered the essential professional services component or made a determination that the remaining professional services were no longer essential to the customer. With the adoption of ASU 2009-13, the Company recognizes revenue for subscription and support services in such arrangement over the contract period commencing when the subscription service is made available to the customer and for professional services on a percentage-of-completion method.

Revenue for the nine and three months ended September 30, 2010 was $141.1 million and $49.7 million, respectively, with the adoption of ASU 2009-13. This compares with revenue of $138.5 million and $48.4 million for the nine and three months ended September 30, 2010, respectively, had the Company not adopted ASU 2009-13. The primary driver of the impact was increases of $1.9 million and $1.1 million in professional services and other revenue that the Company recognized for the nine and three months ended September 30, 2010, respectively. The increase in professional services and other revenue primarily resulted from performing the professional services over a shorter period than the subscription contract term. The Company recognized an increase of $613,000 and $249,000 in subscription and support revenue for the nine and three months ended September 30, 2010, respectively, due to the adoption of ASU 2009-13. The increase in revenue due to the adoption of ASU 2009-13 for the nine and three months ended September 30, 2010, includes an increase of $1.1 million and $673,000, respectively, as a result of new Essential Professional Services Arrangements entered into by the Company in 2010. As of September 30, 2010, the Company’s deferred revenue was $75.2 million, as compared to $77.8 million had the Company not adopted ASU 2009-13.

The Company expects that the adoption of ASU 2009-13 will result in an increase in total revenue for the three months ended December 31, 2010. The Company is not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. Prior to April 1, 2010, professional services revenue generated under single element sales agreements was immaterial and therefore was recognized when fully delivered. As of April 1, 2010, the date of adoption of ASU 2009-13, the Company recognizes professional services revenue based on a percentage of completion method for both single and multiple element arrangements since the Company can now separate the professional services revenue from subscription and support revenue. The Company recognized $516,000 in professional services revenue during both the nine and three months ended September 30, 2010 from single element arrangements as a result of recognizing revenues on a percentage of completion method instead of when fully delivered.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and losses. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net loss	$(21,035)	$(17,394)	$(6,958)	$(8,276)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	(160)	151	179	(88)

Comprehensive loss	(21,195)	(17,243)	(6,779)	(8,364)
Less: comprehensive loss attributable to noncontrolling interest	16	667	—	278

Comprehensive loss attributable to NetSuite Inc.	$(21,179)	$(16,576)	$(6,779)	$(8,086)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2010 and December 31, 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2010 and December 31, 2009, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Americas	$111,875	$101,177	$38,921	$34,687
International	29,207	22,399	10,822	7,018

Total revenue	$141,082	$123,576	$49,743	$41,705

No single country outside the United States represented more than 10% of revenue during the nine and three months ended September 30, 2010 or 2009.

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

The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents.

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

As of September 30, 2010, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of September 30, 2010:

	September 30, 2010				December 31, 2009
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$74,216	$—	$—	$74,216	$80,166	$—	$—	$80,166
Foreign exchange contracts	—	1	—	1	—	—	—	—

Total	$74,216	$1	$—	$74,217	$80,166	$—	$—	$80,166

Liabilities:
Foreign exchange contracts	$—	$481	$—	$481	$—	$—	$—	$—

Total	$—	$481	$—	$481	$—	$—	$—	$—

Restricted Cash

Restricted cash totaled $508,000 and $520,000 as of September 30, 2010 and December 31, 2009, respectively, and is included in short-term and long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2010, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $24.7 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

The Company had no outstanding foreign exchange forward contracts as of December 31, 2009. As of September 30, 2010, the Company had the following outstanding foreign exchange forward contracts:

	Notional value sold	Notional value purchased
	(dollars in thousands)
Australian dollar	$3,668	$4,932
British pound	3,360	2,580
Japanese yen	2,689	3,068
Canadian dollar	1,583	1,562
Euro	466	550
Mexican peso	43	88
New Zealand dollar	49	49

Total	$11,858	$12,829

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset derivatives			Liability derivatives
	Balance sheet location	September 30, 2010	December 31, 2009	Balance sheet location	September 30, 2010	December 31, 2009
Derivatives and forward contracts		Fair value	Fair value		Fair value	Fair value
		(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$1	$—	Other current liabilities	$481	$—

Total		$1	$—		$481	$—

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

		Amount of net gain (loss) recognized in income on derivatives during the
		Nine months ended September 30,		Three months ended September 30,
Derivatives and forward contracts	Location of net gain (loss) recognized in income on derivatives	2010	2009	2010	2009
		(dollars in thousands)
Foreign exchange contracts	Other income / (expense), net	$(498)	$(853)	$(595)	$(292)

Total		$(498)	$(853)	$(595)	$(292)

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

A large technology company has written the Company a letter alleging that the Company infringes some of its patents. The Company has subsequently met and discussed these patents with that party and they have requested that the Company negotiate a license for these and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to the Company’s products, and/or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to the Company, the Company does not believe there is any estimable and probable liability to the Company relating to these discussions and therefore no liability has been recorded as of September 30, 2010.

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

As of September 30, 2010, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $274,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.5 million for Japan where it had a full valuation allowance as of September 30, 2010 reducing its carrying value to zero. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc.	$(21,021)	$(16,764)	$(6,958)	$(8,029)

Denominator:
Weighted-average number of common shares outstanding	63,519	61,759	63,971	62,113
Less: Weighted-average number of common shares subject to repurchase	(6)	(22)	(6)	(13)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	63,513	61,737	63,965	62,100

Net loss per common share, basic and diluted, attributable to NetSuite Inc. common stockholders	$(0.33)	$(0.27)	$(0.11)	$(0.13)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(shares in thousands)
Options to purchase shares of common stock	6,611	7,205	6,611	6,407
Unvested restricted stock units	4,118	1,810	4,391	2,607
Warrants to purchase shares of common stock	7	10	—	10
Common stock subject to repurchase	6	22	6	13

Total	10,742	9,047	11,008	9,037

Note 7. Related Party Transactions

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. For the nine months ended September 30, 2010, the Company made payments to Horn Productions totaling $15,000. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

In March 2008, the Company entered into an agreement with Ideeli Inc. (“Ideeli”). A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P. and in December 2009 another partner of StarVest Partners L.P. became a member of the board of directors of Ideeli. The Company and Ideeli renewed the agreement and the Company sold additional services to Ideeli at various points in time. Under the terms of the agreement, Ideeli paid the Company $66,000 in 2009. In January 2010, the Company entered into a renewal of the agreement. The amount under the renewal and all sales of additional services made to Ideeli by the Company since January 2010 is $136,000. Ideeli paid the Company $141,000 during the nine months ended September 30, 2010.

The Company has entered into various software license agreements with Oracle USA, Inc. (“Oracle USA”), an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. In April 2005, we entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment on June 19, 2007. In May 2007, the Company entered into another software license agreement with Oracle USA to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement calls for payments of $0.9 million over 12 equal quarterly installments through 2010.

In October 2007, the Company entered into another perpetual software license agreement with Oracle USA to license Oracle database and application server software, along with technical support. This license has a forty-two month term that allows the Company to download an unlimited number of perpetual licenses and was financed pursuant to a note issued to Oracle USA. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 2008 and 2009. The October 2007 agreement replaces the support portion of the product orders made under the April 2005 and May 2007 agreements. The October 2007 agreement requires the Company to pay $4.7 million for the net license fees to be paid over 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The Company financed the $4.7 million license fees and the first year support pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 6.20% per annum. The Company paid the remaining principal of $1.9 million during the nine months ended September 30, 2010. Interest payments on these notes were $65,000 during the nine months ended September 30, 2010. In November 2009, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The November 2009 amendment provides that the Company will pay a one-time fee of $210,000 to add certain licenses that were not previously licensed to the license agreement. The Company also agreed to pay an additional $46,200 per year in additional support fees. For the nine months ended September 30, 2010, the Company paid $786,000 to Oracle USA for support fees.

In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that the Company will pay a one-time fee of $5.2 million to extend the term for unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. The Company will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. The Company may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum with payments scheduled over the term of the amendment. The Company paid the principal of $338,000 during the nine months ended September 30, 2010. As of September 30, 2010, the outstanding principal balance on the May 2010 note was $6.1 million. Interest payments on the May 2010 note were $24,000 during the nine months ended September 30, 2010.

There were no other related party transactions entered into during the nine months ended September 30, 2010. Additional related party transactions entered into prior to December 31, 2009 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 15, 2010. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine months ended September 30, 2010, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursuing a number of strategies that we believe will enable us to continue to grow. The goals of those strategic objectives are to continue to move up-market; to increase use of NetSuite as a platform; and to extend the verticalization of our product line. Although we have made progress towards our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

•

Growth of sales of OneWorld, our platform for ERP, CRM and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities, which supports the needs of large, standalone companies, and divisions of very large enterprises;

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2010, we had deferred revenue of $75.2 million.

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

The consideration allocated to professional services and other revenue is recognized on a percentage of completion method. The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In these instances, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support will be at least be equal to the contractual amounts subject to the performance conditions.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of North America to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Americas	$111,875	$101,177	$38,921	$34,687
International	29,207	22,399	10,822	7,018

Total revenue	$141,082	$123,576	$49,743	$41,705

Percentage or revenue generated outside of the Americas	21%	18%	22%	17%

Employees

The number of full-time employees as of September 30, 2010 was 1,022 as compared to 968 at December 31, 2009 and 975 at September 30, 2009. As of September 30, 2010, our headcount included 321 employees in sales and marketing; 446 employees in operations; professional services, training and customer support; 146 employees in product development; and 109 employees in a general and administrative capacity. We plan to ramp up hiring and are actively recruiting to fill more than 150 open positions across nearly all functional areas, including sales, customer service and support, and engineering and development.

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

Prior to our adoption of ASU 2009-13, we were not able to establish VSOE or TPE for all of the undelivered elements. As a result, we typically recognized subscription and support, and professional services revenue ratably over the contract period, and allocated subscription and support revenue and professional services revenue based on the contract price.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services when sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. We have established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates of the percentage-of-completion method for professional services.

The consideration allocated to professional services and other is recognized as revenue on a percentage of completion method. The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In these instances, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support will be at least be equal to the contractual amounts subject to the performance conditions.

Prior to adoption of ASU 2009-13, in multiple element arrangements where we determined that a subset of professional services was essential to the customers use of the subscription services (“Essential Professional Services Arrangements”), we deferred the commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services component or made a determination that the remaining professional services were no longer essential to the customer. With the adoption of ASU 2009-13, we recognize revenue for subscription and support services in such arrangement over the contract period commencing when the subscription service is made available to the customer and for professional services on a percentage-of-completion method.

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

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenue:
Subscription and support	$119,735	$102,461	$41,834	$35,190
Professional services and other	21,347	21,115	7,909	6,515

Total revenue	141,082	123,576	49,743	41,705
Cost of revenue (1):
Subscription and support	20,038	17,983	6,848	6,505
Professional services and other	26,090	23,101	8,546	7,988

Total cost of revenue	46,128	41,084	15,394	14,493

Gross profit	$94,954	$82,492	$34,349	$27,212

Gross margin	67%	67%	69%	65%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$2,682	$1,930	$990	$743
Professional services and other	2,785	1,725	1,042	630

	$5,467	$3,655	$2,032	$1,373

Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Revenue for the nine months ended September 30, 2010 increased $17.5 million, or 14%, compared to the same period in 2009.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2010 increased $17.3 million, or 17%, compared to the same period in 2009. The increase was primarily the result of a $16.0 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld, and a $1.3 million increase in revenue from existing customers.

The subscription and support revenue for the nine months ended September 30, 2010 includes a $613,000 increase in revenue from adoption of ASU 2009-13.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2010 increased $232,000, or 1%, compared to the same period in 2009. The increase was primarily the result of a $9.3 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $7.9 million decrease in revenue from existing customers as a result of the nonrenewal of those services and a $1.2 million decrease in revenue from one of our expired Japanese distribution rights agreements. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. The changes described above include a $1.9 million increase in revenue from adoption of ASU 2009-13 and a $516,000 increase in revenue from single element arrangements as a result of recognizing revenues on a percentage of completion method instead of when fully delivered.

Revenue generated outside of North America was $29.2 million, or 21%, of our revenue during the nine months ended September 30, 2010, as compared to $22.4 million, or 18%, during the same period in 2009.

Cost of revenue for the nine months ended September 30, 2010 increased $5.0 million, or 12%, compared to the same period in 2009.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2010 increased $2.0 million, or 11%, compared to the same period in 2009. The increase was primarily the result of an $885,000 increase in data center expenses resulting from an increase in capacity, a $563,000 increase in depreciation, a $471,000 increase in amortization of intangibles and a $183,000 increase in personnel costs.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2010 increased $3.0 million, or 13%, compared to the same period in 2009. The increase was primarily the result of a $3.8 million increase in personnel costs partially offset by a decrease of $714,000 in external consultants and overhead allocation. The increase in personnel costs includes a $1.1 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Our gross margin was 67% during the nine months ended September 30, 2010 and for the same period in 2009. The increase in revenue associated with the adoption of ASU 2009-13 impacted our margins positively as our revenue increased without corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been the same without the increase in revenue. The increase was offset by an increase in personnel costs and the effect of foreign exchange rates moving unfavorably against the Unites States dollar.

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Revenue for the three months ended September 30, 2010 increased $8.0 million, or 19%, compared to the same period in 2009.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2010 increased $6.6 million, or 19%, compared to the same period in 2009. The increase was primarily the result of a $6.1 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld, and a $559,000 increase in revenue from existing customers.

The subscription and support revenue for the three months ended September 30, 2010 includes a $249,000 increase in revenue from adoption of ASU 2009-13.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2010 increased $1.4 million, or 21%, compared to the same period in 2009. The increase was primarily the result of a $5.2 million increase in revenue resulting from acquisition of new customers. The increase in professional services and other revenue was partially offset by a $3.8 million decrease in revenue from existing customers as a result of the nonrenewal of those services. The nonrenewal of professional services by existing customers is a natural occurrence as such services are most frequently purchased in connection with the initial implementation of our product by new customers. The changes described above include a $1.1 million increase in revenue from adoption of ASU 2009-13.

Revenue generated outside of North America was $10.8 million, or 22%, of our revenue during the three months ended September 30, 2010, as compared to $7.0 million, or 17%, during the same period in 2009.

Cost of revenue for the three months ended September 30, 2010 increased $901,000, or 6%, compared to the same period in 2009.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2010 increased $343,000, or 5%, compared to the same period in 2009. The increase was primarily the result of a $329,000 increase in data center expenses resulting from an increase in capacity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2010 increased $558,000, or 7%, compared to the same period in 2009. The increase was primarily the result of a $1.0 million increase in personnel costs partially offset by a decrease of $410,000 in external consultants and overhead allocation. The increase in personnel costs includes a $454,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Our gross margin increased to 69% during the three months ended September 30, 2010 compared to 65% for the same period in 2009. This increase was primarily due to the economies of scale associated with increased revenue allowing for a more efficient utilization of our resources and an increase in revenue associated with the adoption of ASU 2009-13. These increases were partially offset by an increase in personnel costs and the effect of foreign exchange rates moving unfavorably against the United States dollar. The increase in revenue with the adoption of ASU 2009-13 impacted our margins positively as our revenue increased without corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been same without the increase in revenue.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine months ended September 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Operating expenses (1):
Product development	$26,451	19%	$20,927	17%
Sales and marketing	66,623	47%	56,539	46%
General and administrative	21,773	15%	21,950	17%

Total operating expenses	$114,847	81%	$99,416	80%

	Three months ended September 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Operating expenses (1):
Product development	$9,482	19%	$7,369	18%
Sales and marketing	24,363	49%	19,478	47%
General and administrative	7,110	14%	8,323	19%

Total operating expenses	$40,955	82%	$35,170	84%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangibles and transaction costs for business combinations as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
		(dollars in thousands)
Product development	$7,328	$4,502	$2,724	$1,709
Sales and marketing	7,349	4,908	2,753	2,242
General and administrative	6,575	5,743	2,028	3,054

Total	$21,252	$15,153	$7,505	$7,005

Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Product development expenses for the nine months ended September 30, 2010 increased $5.5 million, or 26%, as compared to the same period in 2009. The increase was primarily the result of a $4.1 million increase in personnel costs and a $924,000 increase in external consultants and overhead allocation. The increase in personnel costs includes a $2.8 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses for the nine months ended September 30, 2010 increased $10.1 million, or 18%, as compared to the same period in 2009. The increase was primarily the result of a $6.0 million increase in personnel costs, a $2.9 million increase in marketing expenses, a $665,000 increase in amortization of intangibles and a $407,000 increase in external consultants and overhead allocation. The increase in personnel costs related primarily to increases in payroll, commission expenses and a $1.8 million increase in stock-based compensation. resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses for the nine months ended September 30, 2010 decreased $177,000, or 1%, as compared to the same period in 2009. The decrease was primarily the result of a $1.8 million decrease in acquisition related costs, a $932,000 decrease in bad debt expense, a $469,000 decrease in outside professional services and overhead allocation, and a $108,000 decrease in sales tax. The decrease was partially offset by a $3.1 million increase in personnel costs. The increase in personnel costs includes a $2.7 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Product development expenses for the three months ended September 30, 2010 increased $2.1 million, or 29%, as compared to the same period in 2009. The increase was primarily the result of a $1.1 million increase in personnel costs, and a $727,000 increase in external consultants and overhead allocation. The increase in personnel costs includes a $1.0 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses for the three months ended September 30, 2010 increased $4.9 million or 25%, as compared to the same period in 2009. The increase was primarily the result of a $3.0 million increase in personnel costs, a $1.5 million increase in marketing expenses and a $360,000 increase in external consultants and overhead allocation. The increase in personnel costs related primarily to increases in payroll, commission expenses and a $639,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses for the three months ended September 30, 2010 decreased $1.2 million, or 15%, as compared to the same period in 2009. The decrease was primarily the result of a $1.6 million decrease in acquisition related costs, a $361,000 decrease in bad debt expense and a $192,000 decrease in outside professional services and overhead allocation. The decrease was partially offset by a $979,000 increase in personnel costs. The increase in personnel costs includes a $610,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Nine months ended September 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Interest income	$159	0%	$511	0%
Interest expense, including amounts paid to related party	(100)	0%	(147)	0%
Other income / (expense)	(499)	0%	(191)	0%
Income taxes	(702)	0%	(643)	(1)%
Noncontrolling interest	14	0%	630	1%

	Three months ended September 30,
	2010		2009
	Amount	% of revenue	Amount	% of revenue
		(dollars in thousands)
Interest income	$66	0%	$81	0%
Interest expense, including amounts paid to related party	(43)	0%	(36)	0%
Other income / (expense)	(130)	0%	(134)	0%
Income taxes	(245)	0%	(229)	(1)%
Noncontrolling interest	—	0%	247	1%

Interest income for the nine months ended September 30, 2010 decreased $352,000 as compared to the same period in 2009. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

Net other expense for the nine months ended September 30, 2010 increased $308,000 as compared to the same period in 2009. The increase in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner.

Noncontrolling interest for the nine months ended September 30, 2010 decreased $616,000 as compared to the same period in 2009. The decrease is primarily related to the repurchase of NetSuite KK equity stake.

Liquidity and Capital Resources

As of September 30, 2010, our primary sources of liquidity were our cash and cash equivalents totaling $101.1 million and $24.3 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2010, cash flows from operations resulted in a $13.7 million source of cash. Although we have had positive operating cash flows for six consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2010, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents are adequate to fund those anticipated activities.

While we believe that our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. As we believe that our cash and cash equivalents are adequate to fund our operating and investing cash flow needs for at least the next 12 months, we have not found it necessary to reassess our capacity to generate cash from financing cash flows in the current economic climate. If additional financing becomes necessary and we are unable to obtain the additional funds, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results. In the meantime, we intend to continue to manage our cash in a manner designed to ensure that we have adequate cash and cash equivalents to fund our operations as well as future acquisitions, if any.

Restricted cash consisting of letters of credit for our facility lease agreements is included in short-term and long-term other assets which totaled $508,000 and $520,000 as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, we had an accumulated deficit of $305.1 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$13,671	$1,190
Net cash used in investing activities	(4,433)	(26,543)
Net cash used in financing activities	(4,549)	(476)
Effect of exchange rate changes on cash and cash equivalents	74	(41)

Net change in cash and cash equivalents	$4,763	$(25,870)

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in revenue and deferred revenue.

Cash used in investing activities during the nine months ended September 30, 2010 was primarily related to capital expenditures for property and equipment.

The net cash used in financing activities for the nine months ended September 30, 2010 was primarily related to payments to acquire shares upon vesting of RSUs to settle employee withholding liability, purchase of noncontrolling interests and payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During the nine months ended September 30, 2010, financing activities included a $1.4 million payment for the purchase of the remaining ownership equity in NetSuite KK.

Off-Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

In May 2010, we entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37-month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that we pay a one-time fee of $5.2 million to extend the term for unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. We will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. We may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to us by Oracle automatically renew unless we provide written notice of cancellation at least 60 days prior to the support renewal date. We financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum. Under the terms of the note, we paid $362,000 in September 2010 and $1.5 million is due in December 2010. The remaining payments are scheduled in equal quarterly installments over the remaining term of the amendment, starting June 2011.

We did not enter into any other significant new contractual obligations during the nine months ended September 30, 2010.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $101.1 million as of September 30, 2010. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar and Philippine Peso. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are generally denominated in U.S. dollars. An increasing percentage of our sales are denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are incurred primarily in the United States, Canada, the UK, the Philippines and Australia, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine months ended September 30, 2010, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on non-hedged foreign denominated receivables as of September 30, 2010 would result in a loss of approximately $450,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2010 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2010, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On April 29, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Stragent, LLC and Seesaw Foundation v. Amazon.com, Inc., Prolifics, LLC, CA, Inc., NetSuite Inc., Network Solutions, LLC, and Sybase, Inc. The complaint alleged infringement by us and the other defendants of a patent held by Seesaw Foundation and licensed to Stragent, LLC by Seesaw Foundation. The parties reached a settlement agreement in connection with the matter in the third quarter of 2010. The amount of the settlement was not material to our results of operations. The court dismissed the complaint on August 18, 2010.

On May 14, 2010, a complaint was filed in the United States District Court for the Eastern District of Texas titled Aloft Media, LLC v. Compuware Corp., Convergys Corp., Environmental Systems Research Institute, Inc., Infinera Corp., Lawson Software, Inc., Lawson Software Americas, Inc., Morningstar, Inc., NetSuite, Inc., Nuance Communications, Inc., Optionsxpress, Inc., SAS Institute, Inc., Transunion, LLC, VMWare, Inc., and Xerox Corp. The complaint alleged infringement by us and the other defendants of a patent held by Aloft Media, LLC. The parties reached a settlement agreement in connection with the matter in the third quarter of 2010. The amount of the settlement was not material to our results of operations. The court dismissed the complaint on August 18, 2010.

A large technology company has written us a letter alleging that we infringe some of its patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for these and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to our products, and/or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of September 30, 2010.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss attributable to our common stockholders of $21.0 million for the nine months ended September 30, 2010. As of that date, our accumulated deficit was $305.1 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $166.5 million during the year ended December 31, 2009. We have increased our number of full-time employees from 296 as of December 31, 2004 to 1,022 as of September 30, 2010.

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

A large technology company has written us a letter alleging that we infringe some of its patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for these and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from the business, and require changes to our products, and/or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of September 30, 2010.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 49.7% of our common stock as of September 30, 2010. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 60.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2010, we had a total of 64.3 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 50.3% of our outstanding shares as of September 30, 2010, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1*	Employment Letter Agreement by and between the Company and Ronald Gill effective July 1, 2010. Incorporated by reference to Exhibit 10.1 of NetSuite’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2010.
10.2*	Severance and Change of Control Agreement by and between the Company and Ronald Gill effective July 1, 2010. Incorporated by reference to Exhibit 10.1 of NetSuite’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 5, 2010	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer