Form 10-K
period 2010-12-31
NETSUITE INC
filed 2011-03-03
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2010, as reported by the New York Stock Exchange, was approximately $222.7 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

On February 28, 2011, 65,726,905 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2011 Annual Meeting of Stockholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NetSuite Inc.

PART I

Item 1.	Business

Overview

NetSuite Inc. is the industry’s leading provider of cloud-based financials/ Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our “real-time dashboard” technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008 the percentage of our revenue generated outside of United States was 26%, 24% and 26%, respectively.

Industry Background

The 1990s saw the widespread adoption among large enterprises of packaged business management software applications that automated a variety of departmental functions, such as accounting, finance, order and inventory management, human resources, professional services, sales and customer support. These sophisticated applications required significant cash outlays for the initial purchase and for ongoing maintenance and support. In addition, these applications were internally managed and maintained, requiring large staffs to support complex information technology infrastructures. Most importantly, the applications generally were provided by multiple vendors, with each application providing only a departmental view of the enterprise. To gain an enterprise-wide view, organizations attempted to tie together their various incompatible packaged applications through long, complex and costly integration efforts. Many of these attempts failed, in whole or in part, often after significant delay and expense. As a consequence, many large enterprises have transitioned from multiple point products to comprehensive, integrated business management suites, such as those offered by Oracle and SAP, as their core business management platforms.

Medium-sized businesses, and departments of large enterprises have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially similar to those of large enterprises. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated Ecommerce capabilities.

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

Recently, medium-sized businesses have begun to benefit from the development of the cloud computing delivery model. Cloud computing uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. Cloud computing eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure. Cloud applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, cloud applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them substantially more cost effective to run for medium-sized businesses.

To date, the cloud computing software model has been applied to a variety of types of business software applications, including CRM, security, accounting, human resources management, messaging and others, and it has been adopted by a wide variety of businesses.

While cloud applications have enabled medium-sized businesses to benefit from enterprise-class capabilities, most are still point products that require extensive, costly and time-consuming integration to work with other applications. Medium-sized businesses generally have been unable to purchase a comprehensive business management application suite at an affordable cost that enables them to run their businesses using a single system of record, provides real-time views of their operations and can be readily customized and rapidly implemented. We believe NetSuite was the first company to provide a cloud integrated suite of business management applications that addresses the needs of medium-sized businesses in the comprehensive manner that Oracle and SAP address the similar needs of large enterprises.

Our Solution

Our comprehensive business management application suite provides an integrated solution for running the core functions of a business. All elements of our application suite share the same customer and transaction data, enabling seamless, cross-departmental business process automation and real-time monitoring of core business metrics. Businesses can deploy our solution as a business management suite, or deploy specific applications such as financials/ERP, CRM, PSA or Ecommerce that can be integrated with existing application investments. In addition, our financials/ERP, CRM, PSA and Ecommerce capabilities provide users with real-time visibility and appropriate application functionality through dashboards tailored to their particular job function and access rights. Because our offering is delivered as a cloud-based solution via the Internet, it is available wherever a user has Internet access, whether on a personal computer or a mobile device. The key advantages of our application suite for our customers are:

One Integrated Solution for Running a Business. Our integrated business application suite provides the functionality required to automate the core operations of medium-sized businesses, as well as divisions of large companies. This unified approach to managing a business enables companies to create cross-functional business processes; extend access to appropriate customers, partners, suppliers or other relevant constituencies; and efficiently share and disseminate information in real time. Our suite is designed to be easy to use, while also providing in depth functionality to meet the needs of our most sophisticated customers. Our customers can use our application suite to manage mission-critical business processes, including complex financials/ERP (finance, accounting, inventory and payroll), CRM (sales, order management, marketing and customer support), PSA (projects, resources, time, expense and billing) and Ecommerce (hosting, online stores and website analytics) functions. We also have tailored our offering to the specific needs of customers in the wholesale/distribution, services and software industries, to better serve those customers’ distinct business requirements and accelerate the implementation of our offerings for customers in those industries.

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

Cloud Delivery Model. We deliver our suite over the Internet as a subscription service via the cloud, eliminating the need for customers to buy and maintain on-premise hardware and software. Our suite is designed to achieve levels of reliability, scalability and security for our customers that have typically only been available to large enterprises with substantial information technology resources. Our architecture enables us to maintain very high levels of availability, scale easily as our customers grow and provide a safe and secure environment for their business-critical data and applications.

Flexible Deployment. As larger organizations increasingly choose cloud computing software to take advantage of the resulting cost savings and business efficiencies, our solution can also be rapidly deployed as a standalone financials/ERP solution rather than an as a business management suite. This flexible deployment allows businesses to use NetSuite’s cloud-based financials/ERP capabilities within the line of business and integrate it with their existing CRM, PSA and Ecommerce investments, or grow into the suite over time. Additionally, global enterprises with entrenched enterprise-class financials/ERP investments at their corporate headquarters can deploy NetSuite OneWorld using a “two-tier” approach. In this case, NetSuite OneWorld is deployed across subsidiaries, divisions, or countries allowing the organization to standardize their previously heterogeneous on-premise financials/ERP investments on a cloud-based solution with all the cost savings and rapid deployment options of the cloud.

Low Total Cost of Ownership. Our suite incorporates the functionality of multiple applications, thereby eliminating the costs associated with attempting to integrate disparate applications, whether managed on-premise or delivered on-demand. Our on-demand delivery model and our application’s ease of use and configurability significantly reduce implementation costs for hardware, software and services and the need for dedicated information technology personnel. Customers typically subscribe to our application suite for a quarterly or annual fee based on the number of users and the solutions they elect to deploy. Our subscription fees are generally significantly less than typical upfront costs to purchase perpetual licenses, and our on-demand delivery system eliminates ongoing maintenance and upgrade charges.

Rapid Implementation. Because we offer a relatively comprehensive application suite that incorporates the functionality of multiple applications, we generally significantly reduce the time and risk associated with implementing and integrating multiple point products. Our cloud delivery model enables remote implementations and eliminates many of the steps associated with on-premise installations, such as purchasing and setting up hardware. In addition to our industry-specific offerings, our professional services organization is organized along customers’ industries; therefore, knowledge gained through an implementation with one customer may be applied to other customers within that industry, speeding implementations. Customers can implement our offerings themselves, engage our professional services organization or utilize the services of our partners.

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

Our Business Strategy

Our goal is to enhance our position as a leading vendor of cloud-based financials/ERP software suites for medium-sized businesses. The key elements of our strategy include:

Expanding Our Leadership in Cloud-Based, Integrated Business Suites. We believe we were the first software vendor to integrate front-office, back-office and Ecommerce management capabilities into a single cloud-based software suite. We intend to improve our position in the cloud-based applications market by continuing to provide high quality offerings that encompass the enterprise-class functionality and ease-of-use our customers require. We also intend to leverage our position as our customers’ primary business management platform to add new and enhanced functionality that will help them run their businesses more efficiently and expand our presence within their organizations.

Further Penetrate Global Enterprises. We believe there is a substantial opportunity to increase the presence of cloud-based financials/ERP solutions within global enterprises through a “two tier” deployment model. Under a “two-tier” approach a global business retains its existing investment in enterprise-class on-premise financials/ERP applications at headquarters, but selects a different solution that is more cost effective to deploy and manage throughout its subsidiaries. We believe NetSuite OneWorld provides an ideal solution for this approach to global financials/ERP deployment, given that it provides multi-subsidiary, multi-currency, and multi-tax intelligence in real-time with local control for in-country operations, while being deployed as a cloud application for fast and cost effective delivery.

Tailoring Our Offering to Customers’ Specific Industries. While we provide a general purpose suite applicable to all businesses, we believe that tailoring our application to customers’ specific industries has been and will continue to be important to our growth. We currently offer industry-specific editions of our service for wholesale/distribution, manufacturing, services, Ecommerce, media/publishing and software companies. We will continue to enhance the capabilities of our application by further tailoring the functionality for these and other industries.

Growing Our Customer Base and Expanding Use of Our Service Within Existing Accounts. We intend to broaden our offerings and expand our direct and indirect sales efforts to grow our customer base. In addition, we seek to increase ongoing subscription revenue from our existing customers by broadening their use of our suite, thereby increasing the number of users and modules deployed.

Fostering the Continued Development of the NetSuite Partner Network. We provide tools and programs to foster the development of a network of value-added resellers, or VARs, systems integrators and independent software vendors. In addition to programs that enable our partners to resell our suite, our SuiteCloud Platform allows these partners to extend our platform by developing products of their own, including industry-specific versions of our application suite. We intend to continue to enhance our platform and establish distribution models to bring these new solutions to market.

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

Our Offerings

Our main offering is NetSuite, which is designed to provide the core business management capabilities that most of our customers require. NetSuite, NetSuite OneWorld and NetSuite CRM+ are designed for use by most types of businesses. NetSuite OpenAir is designed for use specifically by professional services businesses. In addition, we offer industry-specific configurations for use by wholesale/distribution, services and software companies. We also sell additional cloud-based application modules that customers can purchase to obtain additional functionality required for their specific business needs.

NetSuite. NetSuite is targeted at medium-sized businesses and divisions of large companies and provides a single platform for financials/ERP, CRM, PSA and Ecommerce capabilities. It contains a broad array of features that enable users to do their individual jobs more effectively. In addition, because all users are transacting business on the same database system, NetSuite can easily automate processes across departments. For example, when a sales representative enters an order, upon approval it automatically appears on the warehouse manager’s dashboard as an item to be shipped and, once the item has been shipped, it automatically appears on the finance manager’s dashboard as an item to be billed. Each customer can automate their key business functions across all departments, including sales, marketing, service, finance, inventory, order fulfillment, purchasing and employee management. As with all of our offerings, users access the application and data through a role-based user interface, or dashboard, tailored to deliver specific functionality and information appropriate for their position.

NetSuite OneWorld. NetSuite OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. OneWorld allows users to utilize our single platform for ERP, CRM, PSA and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities. NetSuite OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. NetSuite OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales rep, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so NetSuite OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Additionally, marketing and customer support operations can also be managed globally using NetSuite OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.

NetSuite CRM+. NetSuite CRM+ is targeted at a wide range of companies, including companies larger than our traditional medium-sized business customers. Medium-sized businesses may use NetSuite CRM+ as an entry point into the entire suite, while larger enterprises often implement it as an alternative to more limited CRM offerings. This application provides traditional sales force automation, marketing automation, customer support and service management functionality. NetSuite CRM+ contrasts with competitive CRM products by also incorporating, without requiring additional integration, order management and many other financials/ERP and Ecommerce capabilities. This provides users with a more comprehensive, real-time view of customer interactions than can be provided by traditional, stand-alone CRM products, whether on-premise or on-demand. NetSuite CRM+ also offers incentive management, project tracking, website hosting and analytics and partner relationship management.

NetSuite OpenAir PSA. NetSuite OpenAir is a Professional Services Automation (PSA) solution that is used by professional services organizations and is targeted to some of the world’s largest companies with thousands of employees. NetSuite OpenAir provides a clear view into the services organization’s performance and profitability with dashboards and reports. With NetSuite OpenAir’s project accounting functionality, professional services organizations can efficiently monitor and manage projects’ revenues, expenses and profitability over the lifetime of the project. This solution provides resource management functionality to improve resource utilization, and delivers web-based project management that improves on-time project delivery and drives project success rates. NetSuite OpenAir provides online and mobile time and expense management and enables services professionals to improve their productivity by entering their expenses while on the road. NetSuite OpenAir can be deployed either as a stand-alone PSA software solution, integrated with NetSuite, or integrated with an existing enterprise CRM or financials/ERP system.

Add-On Modules. We also offer advanced capabilities that are part of our integrated suite, but are typically sold separately. These modules allow our customers to specifically augment aspects of our suite to enhance its relevance to their businesses.

NetSuite Industry Editions. We have configured NetSuite to meet the requirements of selected industries. Our current editions serve companies in the wholesale/distribution, manufacturing services, Ecommerce and software industries. Within each edition, we offer advanced industry specific functionality to complement our core NetSuite offering, templates of best practices, and dedicated sales and professional services teams with industry-specific expertise.

SuiteCloud Platform. SuiteCloud is our technology platform that allows customers, partners and developers to tailor and extend our suite to meet specific company, vertical and industry requirements for personalization, business processes and best practices. It allows partners to rapidly develop and distribute cloud-based products of their own, including industry-specific versions of our application suite. NetSuite provides partners building on

SuiteCloud with a website—SuiteApp.com—that enables them to market and distribute their value-added solutions to NetSuite. Our application development and customization environment is designed to continue to operate across version upgrades.

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

Our consulting and implementation methodology leverages the nature of our cloud-based software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify, streamline and expedite the implementation process. We generally employ a joint staffing model for implementation projects whereby we involve the customer more actively in the implementation process than traditional software companies. We believe this better prepares our customers to support the application throughout their use of our service. In addition, because our service is cloud-based, our professional services employees can remotely configure our application for most customers based on telephonic consultations. Our consulting and implementation services are generally offered on a fixed price basis. Our network of partners also provides professional services to our customers.

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

Operations, Technology and Development

Our customers rely on our application suite to run their businesses, and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite applications and serve our customers primarily from our California based data center facilities, which we operate in conjunction with SAVVIS Communications Corporation (“SAVVIS”). We also have a Massachusetts based back-up data center facility, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts based data center which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas based data center, which we operate in conjunction with Sunguard. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite’s infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

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

Product development expenses were $35.0 million, $28.6 million and $21.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal “ride-alongs” and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and AJAX on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many of our internal development tools to third party developers via SuiteFlex to allow extensions to the service that mirror the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. See Note 16 to our Consolidated Financial Statements for a further description of this software license agreement.

Customers

Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2010, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail; Manufacturing; Computer & IT Services;

Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2010. No single customer accounted for more than 3% of our revenue in 2010, 2009 or 2008.

Competition

We compete with a broad array of financials/ERP, CRM, PSA and Ecommerce companies. Our markets are highly competitive, fragmented and subject to rapid changes in technology. Many of our potential customers are seeking their first packaged financials/ERP, CRM, PSA or Ecommerce application and, as such, evaluate a wide range of alternatives during their purchase process. Although we believe that none of our larger competitors currently offer a cloud-based comprehensive business management suite, we face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than we have, as well as smaller companies focused on specialized solutions. In addition, some of our larger competitors have announced plans to launch new products that could compete more closely with our cloud-based application suite. Internationally, we face competition from local companies as well as larger competitors, each of which has products tailored for those local markets. To a lesser extent, we compete with internally developed and maintained solutions. Our current principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, SAP AG, The Sage Group plc and salesforce.com, inc.

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

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as customary contractual protections. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our cloud-based, integrated application suite, which we believe differentiates us from our competitors.

As of December 31, 2010, we had eight U.S. and no foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of December 31, 2010, we had 1,084 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.

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

Executive Officers of the Registrant

Our current executive officers, and their ages and positions as of February 28, 2011, are set forth below:

Name	Age	Position(s)
Zachary Nelson	49	President, Chief Executive Officer and Director
Evan M. Goldberg	44	Chief Technology Officer and Chairman of the Board
James McGeever	44	Chief Operating Officer
Ronald Gill	45	Chief Financial Officer
James Ramsey	38	Senior Vice President, Worldwide Sales and Distribution
Douglas P. Solomon	44	Senior Vice President, General Counsel and Secretary
Timothy Dilley	51	Executive Vice President, Worldwide Services and Chief Customer Officer

Zachary Nelson has served as a director since July 2002 and as our President and Chief Executive Officer since January 2003. Prior to that, Mr. Nelson served as our President and Chief Operating Officer from July 2002 to January 2003. Previously he served as senior executive at Network Associates, Inc., Oracle Corporation and Sun Microsystems, Inc. He holds B.S. and M.A. degrees from Stanford University.

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

James McGeever has served as our Chief Operating Officer since July 2010. Prior to that, Mr. McGeever served as Chief Financial Officer from June 2000 to July 2010. From January 2000 to June 2000, Mr. McGeever served as our Director of Finance. Prior to joining us, Mr. McGeever was the controller of Clontech Laboratories, Inc., a privately held biotechnology company from 1998 to 2000 and the corporate controller at Photon Dynamics, Inc., a capital equipment maker from 1994 to 1998. Mr. McGeever holds a B.Sc. from the London School of Economics. Mr. McGeever has qualified as a chartered accountant in the United Kingdom.

Ronald Gill has served as Chief Financial Officer since July 2010. Prior to that, Mr. Gill served as Senior Vice President, Finance from August 2007 to July 2010. Prior to joining our company in August 2007, Mr. Gill was Vice President, Finance at Hyperion Solutions Corporation, a provider of performance management software from August 2006 until July 2007. Hyperion Solutions Corporation was acquired by Oracle Corporation in April 2007. From 2004 until May 2006, Mr. Gill was the Chief Controller, Product and Technology Group at SAP AG. Mr. Gill holds a B.A. from Baylor University and a Master of International Business Studies degree from the University of South Carolina.

James Ramsey has served as our Senior Vice President, Worldwide Sales and Distribution since February 2009. Mr. Ramsey served as our Senior Vice President, Worldwide Sales from January 2008 until February 2009. From September 2003 to December 2007, Mr. Ramsey held several positions with us, including Senior Vice President of the America’s. Prior to joining NetSuite, Mr. Ramsey worked for Oracle Corporation from July 1995 to September 2003. Mr. Ramsey held various positions in the sales organization at Oracle including Director of Midmarket Sales Canada and Central U.S., and Director of the West. Mr. Ramsey holds a B.A degree in Psychology from the University of Denver.

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

Timothy Dilley has served as our Executive Vice President, Worldwide Services and Chief Customer Officer since December 2006. Prior to joining us, Mr. Dilley served as Senior Vice President of Global Customer Services at Informatica Corporation, an enterprise software company, from December 1998 until December 2006. He holds a B.S. from California State University at Fresno.

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

Risks Related to Our Business

Continued adverse economic conditions or reduced investments in cloud-based applications and information technology spending may harm our business.

Our business depends on the overall demand for cloud-based applications and information technology spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Continued weak or volatile economic conditions, or a reduction in spending for cloud-based applications and information technology even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, extended payment terms, lower prices for our products and services, reduced sales, and lower customer retention rates.

We have a history of losses, and we may not achieve profitability in the future.

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $27.5 million for the year ended December 31, 2010. As of that date, our accumulated deficit was $311.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We host our services, serve our customers and support our operations primarily from California based data centers which we operate in conjunction with SAVVIS. Our Open Air applications are hosted from a Massachusetts based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In particular, our California based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities.

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

The market for cloud-based applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of medium-sized businesses to accept cloud-based services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our suite;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on customer websites; and

•	the price, performance and availability of competing products and services.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010. We have increased our number of full-time employees from 296 as of December 31, 2004 to 1,084 as of December 31, 2010.

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

Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.

The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.

The markets for financials/ERP, CRM, PSA and Ecommerce applications are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margin or the failure of our service to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

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

A large technology company has written us a letter alleging that we infringe some of its patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for these and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from our business, and require changes to our products, and/or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of December 31, 2010. In addition, management is unable to estimate a range of reasonably possible loss, if any, from this matter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ended December 31, 2010, there can be no assurances that control deficiencies will not be identified in the future.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for financials/ERP, CRM, PSA and Ecommerce solutions and restricting our ability to store, process and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, harming our business and operating results.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, financials/ERP, CRM, PSA and Ecommerce solutions would be less effective likely reducing demand for our service and harm our business.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 49.3% of our common stock as of December 31, 2010. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 60.6% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2010, we had a total of 64.9 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 50.7% of our outstanding shares as of December 31, 2010, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our corporate headquarters is located in San Mateo, California and comprises approximately 80,000 square feet of space leased through 2012. Our largest international office is in Toronto, Canada and comprises 55,000 square feet of space. In addition, we maintain offices in Denver, Boston, Austin, New York, Australia, the Czech Republic, Hong Kong, Japan, the Philippines, Singapore and the United Kingdom.

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

For the quarters ended	High	Low
2010:
December 31, 2010	$27.11	$19.35
September 30, 2010	24.10	12.41
June 30, 2010	16.25	12.64
March 31, 2010	$17.82	$12.13

2009:
December 31, 2009	$17.00	$13.60
September 30, 2009	15.80	10.19
June 30, 2009	14.38	9.96
March 31, 2009	$12.27	$6.74

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

As of December 31, 2010, there were 132 registered stockholders of record of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2010, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

	December 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
NetSuite	$100	$151	$32	$61	$96
Nasdaq Composite Index	100	100	60	86	100
Nasdaq Computer Index	$100	$101	$54	$92	$108

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data

The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the selected condensed consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data

(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008	2007	2006
Revenue:
Subscription and support	$163,964	$139,121	$119,903	$83,642	$53,059
Professional services and other	29,185	27,419	32,573	24,899	14,143

Total revenue	193,149	166,540	152,476	108,541	67,202
Cost of revenue:
Subscription and support	26,908	24,570	20,334	11,633	8,161
Professional services and other	34,741	31,535	28,248	22,133	14,832

Cost of revenue (1)	61,649	56,105	48,582	33,766	22,993

Gross profit	131,500	110,435	103,894	74,775	44,209

Operating expenses:
Product development (1)	35,019	28,577	21,516	23,703	20,690
Sales and marketing (1)	92,814	76,165	76,943	57,932	43,892
General and administrative (1)	29,232	29,215	23,804	16,720	14,619

	157,065	133,957	122,263	98,355	79,201

Operating loss	(25,565)	(23,522)	(18,369)	(23,580)	(34,992)

Other income / (expenses), net, net loss attributable to noncontrolling interest and income taxes	(1,901)	218	2,505	(326)	(730)

Net loss attributable to NetSuite Inc. common stockholders	$(27,466)	$(23,304)	$(15,864)	$(23,906)	$(35,722)

Net loss per NetSuite Inc. common share	$(0.43)	$(0.38)	$(0.26)	$(2.45)	$(6.42)

Weighted average number of shares used in computing net loss per common share	63,772	61,941	60,385	9,774	5,567

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Years ended December 31,
	2010	2009	2008	2007	2006
Cost of revenue:
Subscription and support	$3,598	$2,792	$1,480	$259	$4
Professional services and other	3,802	2,497	1,508	1,444	15
Operating expenses:
Product development	9,723	6,641	3,629	10,376	8,885
Sales and marketing	10,249	7,078	3,375	2,540	75
General and administrative	8,565	7,677	3,386	3,605	6,329

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$35,937	$26,685	$13,378	$18,224	$15,308

In January 2009, we adopted Statement of Financial Accounting Standards 141(R), “Business Combinations” of (FASB ASC topic 805) which requires transaction costs for business combinations to be recorded as current period expenses. In prior years, such costs were included as part of consideration paid for the acquisition.

In April 2010, we adopted provision FASB ASC 2009-13 “Accounting standards for multiple-element revenue arrangements.” Under ASC 2009-13, we recognize professional services revenue based on a percentage-of-completion method for both single and multiple- element arrangements. In prior years, we recognized professional services in multiple-element arrangements over the contract period.

Condensed Consolidated Balance Sheet Data

(Dollars thousands)

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents	$104,298	$96,355	$123,638	$169,408	$9,910
Working capital, excluding deferred revenue	129,844	116,200	140,184	178,001	20,504
Total assets	217,293	202,224	210,334	218,777	48,053
Deferred revenue	81,139	72,721	73,871	76,986	71,769
Long-term debt (includes current portion)	4,652	1,142	2,586	3,944	—
Convertible preferred stock	—	—	—	—	125,654
Equity	$106,284	$104,707	$109,387	$112,410	$(175,322)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the industry’s leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our “real-time dashboard” technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a SaaS model.

In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In 2008, we acquired OpenAir, and in 2009 we acquired QuickArrow, both of which offer professional services automation and project portfolio management products.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia and Australia.

Key Components of Our Results of Operations

Revenue

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2010, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursing a number of strategies that we believe will provide us with significant prospects for future growth. The goals of those strategic objectives are to continue to move up-market, to increase the use of NetSuite as a platform and to extend the verticalization of our product line. Although we have made progress toward our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

•

Growth of sales of OneWorld, our platform for financials/ERP, CRM, PSA and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities, which supports the needs of large, standalone companies, and divisions of large enterprises;

•	Strengthening our professional services automation verticalization with the acquisition of QuickArrow; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise.

We experience competitive pricing pressure when our products are compared with solutions that address a narrower range of customer needs or are not fully integrated (for example, when compared with Ecommerce or CRM stand-alone solutions). In addition, since we sell primarily to medium-sized businesses, we also face pricing pressure in terms of the more limited financial resources or budgetary constraints of many of our target customers. We do not currently experience significant pricing pressure from competitors that offer a similar cloud-based integrated business management suite.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2010, we had deferred revenue of $81.1 million.

Backlog was approximately $42.5 million and $36.1 million as of December 31, 2010 and 2009, respectively. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year-to-year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements comprised of subscription and support revenue for access to our application suite and customer support, and professional service and other revenue for consulting services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. Professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis. As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. We have established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates for professional services arrangements accounted for using the percentage-of-completion method.

The consideration allocated to professional services and other revenue is recognized on a percentage of completion method. The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In most multiple element arrangements, the relative ESP of the subscription and support is less than the contractual amounts subject to the performance conditions. In these instances, pursuant to ASU 2009-13, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support is at least equal to the contractual amounts subject to the performance conditions.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract, and professional services revenue is recognized based on a percentage of completion method.

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

The percentage of our revenue generated outside of North America was 21% during 2010, 18% during 2009 and 19% during 2008. As part of our overall growth, we expect the percentage of our revenue generated outside of North America to continue to increase as we invest in and enter new markets.

In 2006, our company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. In

December 2009, we purchased TCI’s 20% ownership equity in NetSuite KK for $3.0 million. Then, in 2010, we purchased the remaining outstanding ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million. We recognized $220,000, $2.1 million and $6.1 million in revenue related to the distribution agreements in the years ended December 31, 2010, 2009 and 2008, respectively. Prior to our purchase of the remaining outstanding equity of NetSuite KK, given our majority ownership interest, the accounts of NetSuite KK were consolidated with our accounts, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments. See Note 7 to our Consolidated Financial Statements for a further description of NetSuite KK.

Employees

As of December 31, 2010, our headcount was 1,084 employees including 347 employees in sales and marketing, 453 employees in operations, professional services, training and customer support, 165 employees in product development, and 119 employees in a general and administrative capacity. In the third quarter of 2010, we initiated a plan to ramp up hiring and are continuing to actively recruit to fill positions across nearly all functional areas, including sales, customer service and support, and engineering and development.

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

We expect cost of revenue to decrease slightly as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in 2011, which will further increase our cost of revenue.

Operating Expenses—Product Development

Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our cloud-based application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, causing us to incur additional expenses related to translation and localization of our application for use in other countries.

We expect product development expenses to increase in absolute dollars and slightly decrease as a percentage of revenue as we continue to extend our service offerings in other countries and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

Operating Expenses—Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to tradename and customer relationships, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at lower rates than for sales to new customers. We expect our commission expense to increase in terms of dollars based on our expected revenue growth.

We believe we have sufficient sales and marking staff to meet our revenue goals for 2011. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars, but slightly decrease as a percentage of total revenue in 2011.

Operating Expenses—General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees and other corporate expenses and allocated overhead.

We expect our general and administrative expenses to increase in terms of absolute dollars and decrease as a percentage of total revenue as we continue to expand our business.

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

Revenue Recognition

We generate revenue from two sources: (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based application suite and support fees from customers purchasing support. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing our cloud-based application suite and professional services associated with consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. Professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis.

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

The consideration allocated to professional services and other is recognized as revenue on a percentage-of-completion method. The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In most multiple element arrangements, the relative ESP of the subscription and support is less than the contractual amounts subject to the performance conditions. In these instances, pursuant to ASU 2009-13, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support is at least equal to the contractual amounts subject to the performance conditions.

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

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. Prior to April 1, 2010, professional services revenue generated under single element sales agreements, was immaterial and therefore was recognized when fully delivered. As of April 1, 2010, the date of adoption of ASU 2009-13, we recognized professional services revenue based on a percentage-of-completion method for both single and multiple element arrangements since we now separate the professional services revenue from subscription and support revenue. Cost related to professional services is recognized as incurred.

Internal Use Software and Website Development Costs

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2010, 2009 or 2008.

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

Accounting for Stock-Based Compensation

We recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards, restricted stock unit awards and performance share unit awards on a straight-line basis over the requisite service period. Estimates are used in determining the fair value of stock awards. Fair value of restricted stock, restricted stock units and performance share units is determined based on the intrinsic value of the award on the grant date. Changes in these estimates could result in changes to our compensation charges.

As a result of our stock-based compensation activity, we recorded $31.3 million, $20.7 million and $11.8 million of stock-based compensation during the years ended December 31, 2010, 2009 and 2008, respectively.

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

We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. We evaluate impairment by comparing the estimated fair value of the reporting unit to its carrying value. We estimate fair value based on our market capitalization and the market multiples of revenue and gross profit for publicly traded peer companies. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of the reporting unit involve the application of judgment potentially affecting the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there was no goodwill impairment.

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position. There were no revisions to the useful lives of intangible assets or impairment of goodwill during the years ended December 31, 2010, 2009 or 2008.

Results of Operations

Revenue and Cost of Revenue

Our revenue, cost of revenue and gross profit was as follows for the periods presented:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenue:
Subscription and support	$163,964	$139,121	$119,903
Professional services and other	29,185	27,419	32,573

Total revenue	193,149	166,540	152,476
Cost of revenue (1):
Subscription and support	26,908	24,570	20,334
Professional services and other	34,741	31,535	28,248

Total cost of revenue	61,649	56,105	48,582

Gross profit	$131,500	$110,435	$103,894

Gross margin	68%	66%	68%

(1) Includes stock-based compensation expense and amortization of intangible assets of:

Cost of revenue:
Subscription and support	$3,598	$2,792	$1,480
Professional services and other	3,802	2,497	1,508

	$7,400	$5,289	$2,988

2010 compared to 2009

Revenue for the year ended December 31, 2010 increased $26.6 million, or 16%, compared to the same period in 2009.

Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2010 increased $24.8 million, or 18%, compared to the same period in 2009. The increase was primarily the result of a $17.3 million increase in revenue resulting from the acquisition of new customers including the continued adoption of OneWorld, and a $7.5 million increase in revenue from existing customers.

Subscription and support revenue for the year ended December 31, 2010 includes a $972,000 increase in revenue from adoption of ASU 2009-13.

Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2010 increased $1.8 million, or 6%, compared to the same period in 2009. The increase was primarily the result of a $10.7 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $7.9 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2009 that did not recur for those customers in 2010 and a $1.1 million decrease in revenue from one of our expired Japanese distribution rights agreements. The changes described above include a $2.6 million increase in revenue from adoption of ASU 2009-13 and a $516,000 increase in revenue from single element arrangements as a result of recognizing revenues on a percentage-of-completion basis instead of when fully delivered.

Revenue generated outside of the United States was $49.5 million, or 26%, of our revenue during the year ended December 31, 2010, as compared to $40.5 million, or 24%, during the same period in 2009.

Cost of revenue for the year ended December 31, 2010 increased $5.5 million, or 10%, compared to the same period in 2009.

Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2010 increased $2.3 million, or 10%, compared to the same period in 2009. The increase was primarily the result of a $1.1 million increase in data center expenses resulting from an increase in capacity, a $683,000 increase in depreciation expense, and a $467,000 increase in amortization of intangibles.

Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2010 increased $3.2 million, or 10%, compared to the same period in 2009. The increase was primarily the result of a $4.3 million increase in personnel costs partially offset by a decrease of a $1.1 million in external consultants and overhead allocation. The increase in personnel costs includes a $1.4 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. For the year ended December 31, 2010 and 2009 our professional services and other cost of revenue was greater than the professional services and other revenue. We view professional services as an investment in customer success to ensure that we continue to get recurring subscription and support revenue.

Our gross margin was 68% during the year ended December 31, 2010 and 66% for the same period in 2009. The increase in revenue associated with the adoption of ASU 2009-13 impacted our margins positively as our revenue increased without a corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been the same without the increase in revenue. The increase in revenue was partially offset by an increase in personnel costs, an increase in infrastructure cost associated with our new data center and the effect of foreign exchange rates moving unfavorably against the Unites States dollar.

2009 compared to 2008

Revenue for the year ended December 31, 2009 increased $14.1 million, or 9%, compared to the same period in 2008.

Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2009 increased $19.2 million, or 16%, compared to the same period in 2008. The increase was primarily the result of a $13.7 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld partially offset by a $5.5 million decrease in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2009 decreased $5.2 million, or 16%, compared to the same period in 2008. The decrease in professional services and other revenue was primarily due to a $8.7 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2009 that did not recur for those customers in 2010 and a $4.0 million decrease in revenue from one of our Japanese distribution rights agreements. This decrease in professional services and other revenue was partially offset by a $7.6 million increase in revenue resulting from the acquisition of new customers.

Revenue generated outside of the United States was $40.5 million, or 24%, of our revenue during the year ended December 31, 2009, as compared to $40.0 million, or 26%, during the same period in 2008.

Cost of revenue for the year ended December 31, 2009 increased $7.5 million, or 15%, compared to the same period in 2008.

Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2009 increased $4.2 million, or 21%, compared to the same period in 2008. The increase was primarily the result of a $1.4 million increase in overhead and other expenses, a $1.1 million increase in data center expenses including a $863,000 increase in depreciation expense, a $883,000 increase in amortization of intangibles and a $780,000 increase in personnel costs which includes $349,000 in stock-based compensation expense.

Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2009 increased $3.3 million, or 12%, compared to the same period in 2008. The increase was primarily the result of a $4.0 million increase in personnel costs partially offset by a decrease of a $700,000 in external consultants and overhead allocation. The increase in personnel costs includes a $898,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Our gross margin decreased to 66% during the year ended December 31, 2009 compared to 68% for 2008. This decrease was primarily due to additional expenses related to stock-based compensation and intangible asset amortization.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2010		2009		2008
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
			(dollars in thousands)
Operating expenses (1):
Product development	$35,019	18%	$28,577	17%	$21,516	14%
Sales and marketing	92,814	48%	76,165	46%	76,943	50%
General and administrative	29,232	15%	29,215	17%	23,804	16%

Total operating expenses	$157,065	81%	$133,957	80%	$122,263	80%

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Product development	$9,723	$6,641	$3,629
Sales and marketing	10,249	7,078	3,375
General and administrative	8,565	7,677	3,386

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$28,537	$21,396	$10,390

In January 2009, we adopted provisions of ASC 805-10 which requires transaction costs for business combinations to be recorded as current period expenses. In prior years, such costs were included as part of the consideration paid for the acquisition.

2010 compared to 2009

Product development expenses: Product development expenses for the year ended December 31, 2010 increased $6.4 million, or 23%, as compared to the same period in 2009. The increase was primarily the result of a $5.5 million increase in personnel costs and a $911,000 increase in outside professional services and overhead allocation. The increase in personnel costs includes a $3.2 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2010 increased $16.6 million, or 22%, as compared to the same period in 2009. The increase was primarily the result of an $11.1 million increase in personnel costs, a $3.9 million increase in marketing expenses, a $1.0 million increase in outside professional services and overhead allocation and a $527,000 increase in amortization of intangibles. The increase in personnel costs related primarily to increases in payroll, commission expenses and a $2.7 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2010 slightly increased when compared to the same period in 2009. The increases resulted primarily from a $4.1 million increase in personnel costs. The increase in personnel costs includes a $2.9 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. These increases were offset by a $2.0 million decrease in acquisition related costs, a $1.1 million decrease in bad debt expense, and a $1.0 million decrease in outside professional services and overhead allocation.

2009 compared to 2008

Product development expenses: Product development expenses for the year ended December 31, 2009 increased $7.1 million, or 33%, as compared to 2008. The increase was primarily the result of a $6.7 million increase in personnel costs. The increase in personnel costs includes a $2.9 million increase in stock-based compensation expenses resulting from the issuance of equity awards to both existing and new employees.

Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2009 decreased $778,000, or 1%, as compared to 2008. The decrease was primarily the result of a $3.0 million decrease in personnel costs. The decrease in personnel costs primarily related to decreases in commissions expenses, recruiting costs and travel expenses. The decrease in personnel costs is net of a $2.5 million increase in stock-based compensation expense resulting from the issuance of equity awards to both existing and new employees. The decrease in personnel costs was partially offset by an increase in facilities costs and marketing expenses.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2009 increased $5.4 million, or 23%, as compared to 2008. The increase was primarily the result of a $2.8 million increase in personnel costs and $2.0 million in acquisition related costs. The increase in personnel costs was primarily due to a $2.3 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of net loss attributable to noncontrolling interest were as follows for the periods presented:

	Year ended December 31,
	2010		2009		2008
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$209	0%	$565	0%	$3,988	3%
Interest expense, including amounts paid to related party	(129)	0%	(190)	0%	(474)	0%
Other income / (expense)	(615)	0%	(325)	0%	(1,049)	-1%
Income taxes	(1,380)	-1%	(640)	0%	(1,056)	-1%
Net loss attributable to noncontrolling interest	14	0%	808	0%	1,096	1%

2010 compared to 2009

Interest income for the year ended December 31, 2010 decreased $356,000 as compared to the same period in 2009. The decrease is primarily related to a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

Net other expense for the year ended December 31, 2010 increased $290,000 as compared to the same period in 2009. The increase in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner.

Noncontrolling interest for the year ended December 31, 2010 decreased $794,000 as compared to the same period in 2009. The decrease is primarily related to the repurchase of NetSuite KK equity stake.

Our provision for income taxes increased $740,000 during the year ended December 31, 2010 as compared to the same period in 2009 due to the increasing profitability in certain foreign jurisdictions and reserves for certain foreign tax matters. Our provision for income tax is primarily related to our international entities. We expect our net operating loss carryforwards to offset any domestic earnings for the foreseeable future.

2009 compared to 2008

Interest income for the year ended December 31, 2009 decreased $3.4 million as compared to 2008. The decrease is primarily related to lower cash balances and a decrease on interest rates paid on cash equivalents invested in money market mutual funds.

The decrease in other income / (expense) during the year ended December 31, 2009 as compared to 2008 was primarily the result of the hedging program implemented in September 2008 and net foreign exchange rate gains and losses recognized during those periods. During December 2009, we purchased TCI’s 20% ownership equity in NetSuite KK.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2010. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$44,229	$41,834	$39,779	$38,122	$36,660	$35,190	$33,489	$33,782
Professional services and other	7,838	7,909	7,310	6,128	6,304	6,515	6,815	7,785

Total revenue	52,067	49,743	47,089	44,250	42,964	41,705	40,304	41,567
Cost of revenue:
Subscription and support	6,870	6,848	6,556	6,634	6,587	6,505	5,798	5,680
Professional services and other	8,651	8,546	8,907	8,637	8,434	7,988	7,758	7,355

Total cost of revenue (1)	15,521	15,394	15,463	15,271	15,021	14,493	13,556	13,035

Gross profit	36,546	34,349	31,626	28,979	27,943	27,212	26,748	28,532

Operating expenses:
Product development (1)	8,568	9,482	8,918	8,051	7,650	7,369	6,770	6,788
Sales and marketing (1)	26,191	24,363	21,881	20,379	19,626	19,478	18,264	18,797
General and administrative (1)	7,459	7,110	7,789	6,874	7,265	8,323	6,717	6,910

Total operating expenses	42,218	40,955	38,588	35,304	34,541	35,170	31,751	32,495

Operating loss	(5,672)	(6,606)	(6,962)	(6,325)	(6,598)	(7,958)	(5,003)	(3,963)

Other income / (expenses), net, including the effect of noncontrolling interest and income taxes	(773)	(352)	(278)	(498)	58	(71)	13	218

Net loss attributable to NetSuite Inc. common stockholders	$(6,445)	$(6,958)	$(7,240)	$(6,823)	$(6,540)	$(8,029)	$(4,990)	$(3,745)

Net loss per NetSuite Inc. common share	$(0.10)	$(0.11)	$(0.11)	$(0.11)	$(0.10)	$(0.13)	$(0.08)	$(0.06)

Weighted average number of shares used in computing net loss per common share	64,539	63,965	63,470	63,094	62,545	62,100	61,853	61,248

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Cost of revenue:
Subscription and support	$916	$990	$872	$820	$862	$743	$610	$577
Professional services and other	1,017	1,042	942	801	772	630	628	467
Operating expenses:
Product development	2,395	2,724	2,420	2,184	2,139	1,709	1,443	1,350
Sales and marketing	2,900	2,753	2,400	2,196	2,170	2,242	1,462	1,204
General and administrative	1,990	2,028	2,479	2,068	1,934	3,054	1,534	1,155

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$9,218	$9,537	$9,113	$8,069	$7,877	$8,378	$5,677	$4,753

Our revenue increased in each of the quarters since the third quarter of 2009 as a result of adding new customers, as well as an increase in overall transaction size and upselling to existing customers.

Liquidity and Capital Resource

As of December 31, 2010, our primary sources of liquidity were our cash and cash equivalents totaling $104.3 million and $27.2 million in accounts receivable, net of allowance.

In the year ended December 31, 2010, cash flows from operations generated $18.2 million of cash. Although we have had positive operating cash flows for seven consecutive quarters ended December 31, 2010, the possibility remains that we could return to a position of negative operating cash outflows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, during 2011, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents are adequate to fund those anticipated activities.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $508,000 and $520,000 at December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had an accumulated deficit of $311.5 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net cash provided by / (used in) operating activities	$18,232	$4,746	$(9,002)
Net cash used in investing activities	(6,463)	(28,715)	(36,799)
Net cash used in financing activities	(3,888)	(3,223)	(869)
Effect of exchange rate changes on cash and cash equivalents	62	(91)	900

Net change in cash and cash equivalents	$7,943	$(27,283)	$(45,770)

2010 compared to 2009

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2010 as compared to the same period in 2009 primarily as a result of an increase in revenue and deferred revenue.

Cash used in investing activities during the year ended December 31, 2010 was primarily related to capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we expanded our infrastructure. Cash used in investing activities decreased significantly during the year ended December 31, 2010 compared to the same period in the prior year due to a reduction in business acquisition activity.

Cash used in financing activities for the year ended December 31, 2010 was primarily related to payments to settle employee tax withholding liabilities in connection with the vesting of restricted stock, payments on capital leases and purchase of noncontrolling interests partially offset by the proceeds from the issuance of common stock from the exercise of stock options. During the year ended December 31, 2010, financing activities included a $1.4 million payment for the purchase of the remaining ownership equity in NetSuite KK.

2009 compared to 2008

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

The net cash used in financing activities for the years ended December 31, 2009 and 2008 were primarily related to payments on capital leases offset by the proceeds from the issuance of common stock from the exercise of stock options. During 2009, financing activities included a $3.0 million payment for the purchase of noncontrolling interests. During 2008, we paid $950,000 in costs related to our 2007 initial public offering.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment, note payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2010, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(dollars in thousands)
Capital lease obligations	$744	$248	$496	$—	$—
Debt obligations	4,839	1,210	3,226	403	—

Total accrued contractual obligations	5,583	1,458	3,722	403	—

Operating lease obligations	15,327	7,019	7,404	904	—
Purchase obligations	12,685	6,925	5,760	—	—

Total off-balance sheet contractual obligations	28,012	13,944	13,164	904	—

Total contractual obligations	$33,595	$15,402	$16,886	$1,307	$—

Off-Balance Sheet Arrangements

During the years ended December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

None applicable.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $104.3 million at December 31, 2010. These amounts were held primarily in money market funds.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Euro, Japanese Yen, Singapore Dollar, Philippine Peso and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our billings relate to sales occurring in the United States and therefore are denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Canada, the UK, Australia and Japan. Our expenses are generally denominated in the currencies of the countries in which our operations are located. Our expenses are incurred primarily in the United States, Canada, the UK the Philippines and Australia, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the years ended December 31, 2010, 2009 and 2008, we undertook a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. We expect to continue to enter into similar hedging transactions in future periods.

Fluctuations in currency exchange rates could harm our business in the future. During 2010, foreign denominated revenues were approximately $49.5 million and foreign denominated expenses were approximately $50.5 million. The effect of a 10% adverse change in exchange rates on revenues and expenses during 2010 would result in an immaterial loss.

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

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NetSuite, Inc.:

We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, total equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc.

maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, NetSuite Inc. and subsidiaries changed its method of accounting for multiple-element revenue arrangements due to the adoption of ASU 2009-13 Multiple-Deliverable Revenue Arrangements as of January 1, 2010. In addition, as discussed in note 2 to the consolidated financial statements, NetSuite Inc. and subsidiaries changed its method of accounting for business combinations due to the adoption of FASB Statement No. 141R, Business Combinations (included in FASB ASC Topic 805, Business Combinations), as of January 1, 2009.

/s/ KPMG LLP

Mountain View, California

March 01, 2011

NetSuite Inc.

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$104,298	$96,355
Accounts receivable, net of allowances of $456 and $921 as of December 31, 2010 and December 31, 2009, respectively	27,235	25,776
Deferred commissions	15,401	11,726
Prepaids and other current assets	7,190	4,922

Total current assets	154,124	138,779
Property and equipment, net	19,847	14,731
Deferred commissions, non-current	1,389	1,040
Goodwill	27,340	28,095
Other intangible assets, net	12,507	17,073
Other assets	2,086	2,506

Total assets	$217,293	$202,224

Liabilities and equity
Current liabilities:
Accounts payable	$1,489	$1,147
Deferred revenue	75,827	66,360
Accrued compensation	12,048	10,562
Accrued expenses	5,144	5,154
Other current liabilities (including note payable to related party of $1,117 and $1,142 as of December 31, 2010 and 2009, respectively)	5,599	5,716

Total current liabilities	100,107	88,939
Long-term liabilities:
Deferred revenue, non-current	5,312	6,361
Other long-term liabilities (including note payable to related party of $3,535 as of December 31, 2010)	5,590	2,217

Total long-term liabilities	10,902	8,578

Total liabilities	111,009	97,517

Commitments and contingencies (Note 10)
Equity:
NetSuite Inc. stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 64,887,677 and 62,880,465 shares issued and outstanding at December 31, 2010 and 2009, respectively. Shares issued and outstanding as of December 31, 2009 excludes 6,250 shares subject to repurchase.	649	629
Additional paid-in capital	416,582	387,507
Accumulated other comprehensive income	578	756
Accumulated deficit	(311,525)	(284,059)

Total NetSuite Inc. stockholders’ equity	106,284	104,833
Noncontrolling interest in subsidiary	—	(126)

Total equity	106,284	104,707

Total liabilities and equity	$217,293	$202,224

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Subscription and support	$163,964	$139,121	$119,903
Professional services and other	29,185	27,419	32,573

Total revenue	193,149	166,540	152,476
Cost of revenue:
Subscription and support	26,908	24,570	20,334
Professional services and other	34,741	31,535	28,248

Total cost of revenue	61,649	56,105	48,582

Gross profit	131,500	110,435	103,894

Operating expenses:
Product development	35,019	28,577	21,516
Sales and marketing	92,814	76,165	76,943
General and administrative	29,232	29,215	23,804

Total operating expenses	157,065	133,957	122,263

Operating loss	(25,565)	(23,522)	(18,369)

Other income / (expense), net:
Interest income	209	565	3,988
Interest expense	(12)	(5)	(183)
Interest expense to related parties	(117)	(185)	(291)
Other income / (expense), net	(615)	(325)	(1,049)

Total other income / (expense), net	(535)	50	2,465

Loss before income taxes	(26,100)	(23,472)	(15,904)
Provision for income taxes	1,380	640	1,056

Net loss	(27,480)	(24,112)	(16,960)
Less: net loss attributable to noncontrolling interest	14	808	1,096

Net loss attributable to NetSuite Inc. common stockholders	$(27,466)	$(23,304)	$(15,864)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.43)	$(0.38)	$(0.26)

Weighted average number of shares used in computing net loss per share	63,772	61,941	60,385

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Total Equity

(dollars in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehen- sive income	Accumulated deficit	Total NetSuite Inc. stockholders’ equity	Non-controlling interest in subsidiary	Total equity
	Shares	Amount
BALANCES, January 1, 2008	60,059,453	601	355,155	215	(244,891)	111,080	1,331	112,411
Assumption of stock awards in connection with acquisition of OpenAir	—	—	127			127		127
Stock issuance costs	—	—	(212)			(212)		(212)
Exercise of stock options for cash	705,623	7	2,143			2,150		2,150
Lapse of restrictions on common stock related to early exercise of stock options	77,863	—	116			116		116
Repurchase and vesting of restricted stock awards and units	76,462	1	(302)			(301)		(301)
Stock-based compensation	—	—	11,774			11,774		11,774
Comprehensive loss:
Foreign currency translation adjustment				122			160
Net loss					(15,864)		(1,096)
Comprehensive loss	—	—	—			(15,742)		(16,678)

BALANCES, December 31, 2008	60,919,401	609	368,801	337	(260,755)	108,992	395	109,387
Exercise of stock options for cash	1,472,586	15	4,298			4,313		4,313
Lapse of restrictions on common stock related to early exercise of stock options	32,001	—	35			35		35
Repurchase and vesting of restricted stock awards and units	456,477	5	(2,940)			(2,935)		(2,935)
Stock-based compensation	—	—	20,718			20,718		20,718
Purchase of noncontrolling interest	—	—	(3,405)	100		(3,305)	305	(3,000)
Comprehensive loss:
Foreign currency translation adjustment				319			(18)
Net loss					(23,304)		(808)
Comprehensive loss	—	—	—			(22,985)		(23,811)

BALANCES, December 31, 2009	62,880,465	$629	$387,507	$756	$(284,059)	$104,833	$(126)	$104,707
Exercise of stock options for cash	996,884	10	4,844			4,854		4,854
Lapse of restrictions on common stock related to early exercise of stock options	6,250	—	1			1		1
Repurchase and vesting of restricted stock awards and units	1,004,078	10	(5,653)			(5,643)		(5,643)
Stock-based compensation	—	—	31,293			31,293		31,293
Purchase of noncontrolling interest	—	—	(1,410)	42		(1,368)	142	(1,226)
Comprehensive loss:
Foreign currency translation adjustment				(220)			(2)
Net loss					(27,466)		(14)
Comprehensive loss	—	—	—			(27,686)		(27,702)

BALANCES, December 31, 2010	64,887,677	$649	$416,582	$578	$(311,525)	$106,284	$—	$106,284

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(27,480)	$(24,112)	$(16,960)
Less: net loss attributable to noncontrolling interest	14	808	1,096
Net loss attributable to NetSuite Inc. common stockholders	(27,466)	(23,304)	(15,864)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	7,755	7,107	5,330
Amortization of other intangible assets	4,621	3,627	1,604
Provision for accounts receivable allowances	558	1,692	773
Stock-based compensation	31,293	20,718	11,774
Amortization of deferred commissions	23,547	19,946	22,709
Noncontrolling interests	(14)	(808)	(1,096)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,194)	353	(8,722)
Deferred commissions	(27,621)	(19,663)	(20,217)
Other current assets	(2,568)	(2,367)	(552)
Other assets	386	224	(516)
Accounts payable	52	(1,249)	(170)
Accrued compensation	1,474	(578)	1,925
Deferred revenue	8,690	(2,241)	(3,312)
Other current liabilities	364	1,743	(3,258)
Other long-term liabilities	(645)	(454)	590

Net cash provided by / (used in) operating activities	18,232	4,746	(9,002)

Cash flows from investing activities:
Purchases of property and equipment	(6,367)	(6,092)	(7,203)
Capitalized internal use software	(96)	(254)	(266)
Advances on line of credit	—	(157)	(330)
Acquisitions, net of cash received	—	(22,212)	(28,725)
Acquisition of other intangibles	—	—	(275)

Net cash used in investing activities	(6,463)	(28,715)	(36,799)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(1,730)	(1,638)	(1,589)
Repurchase of noncontrolling interest	(1,370)	(3,000)	—
RSU acquired to settle employee withholding liability	(5,642)	(2,934)	(301)
Proceeds from issuance of common stock	4,854	4,349	1,021

Net cash used in financing activities	(3,888)	(3,223)	(869)

Effect of exchange rate changes on cash and cash equivalents	62	(91)	900

Net change in cash and cash equivalents	7,943	(27,283)	(45,770)
Cash and cash equivalents at beginning of period	96,355	123,638	169,408

Cash and cash equivalents at end of period	$104,298	$96,355	$123,638

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$120	$204	$313
Interest paid to other parties	12	5	46
Income taxes, net of tax refunds	712	750	2,056
Noncash financing and investing activities:
Fixed assets and technical support contract acquired under related party agreement	4,652	—	—
Fixed assets acquired under capital lease	$717	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

NetSuite Inc. (“the Company”) is the industry’s leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, NetSuite offers a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company’s “real-time dashboard” technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model. The Company’s headquarters are located in San Mateo, California and conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of December 31, 2010 and 2009, the Company owned a 100% and 92% interest, respectively, in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. In 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

In September 2009, the FASB issued new authoritative guidance, EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, (FASB ASC 650-25-25) which provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. The standard could be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted on a retrospective basis. The Company adopted the standard on April 1, 2010.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

geographic region. Accordingly, the Company has determined that it has a single reportable segment, specifically, the provision of cloud-based business management application suites.

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its cloud-based application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. Professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing its cloud-based application suite and professional services associated with consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Subscription and support have standalone value because they are routinely sold separately by the Company. Professional services have standalone value because the Company has sold professional services separately and there are several third party vendors that routinely provide similar professional services to its customers on a standalone basis.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. The consideration allocated to professional services is recognized as revenue on a percentage-of-completion method. The Company has established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates of the percentage-of-completion method for professional services.

The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element unless the fee allocated to the subscription and support under this method is less than the fee subject to refund if the performance conditions are not met. In these instances, since the professional services are generally completed prior to completion of the subscription and support, the allocation of the fee for subscription and support is at least equal to the contractual amounts subject to the performance conditions.

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

Revenue for the twelve months ended December 31, 2010 was $193.1 million with the adoption of ASU 2009-13. This compares with revenue of $189.5 million for the twelve months ended December 31, 2010, had the Company not adopted ASU 2009-13. The primary driver of the impact was an increase of $2.6 million in professional services and other revenue that the Company recognized for the twelve months ended December 31, 2010 resulting from performing the professional services over a shorter period than the subscription contract term. The Company recognized an increase of $972,000 in subscription and support revenue for the twelve months ended December 31, 2010 due to the adoption of ASU 2009-13. The increase in revenue due to the adoption of ASU 2009-13 for the twelve months ended December 31, 2010 includes an increase of $1.6 million as a result of new Essential Professional Services Arrangements entered into by the Company in 2010. As of December 31, 2010, the Company’s deferred revenue was $81.1 million, as compared to $84.7 million had the Company not adopted ASU 2009-13.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. Prior to April 1, 2010, professional services revenue generated under single element sales agreements was immaterial and therefore was recognized when fully delivered. As of April 1, 2010, the date of adoption of ASU 2009-13, the Company recognizes professional services revenue based on percentage-of-completion method for both single and multiple element arrangements since the Company can now separate the professional services revenue from subscription and support revenue. The Company recognized $516,000 in professional services revenue during the twelve months ended December 31, 2010 from single element arrangements as a result of recognizing revenues on a percentage-of-completion method instead of when fully delivered.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually or in monthly or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s cloud-based application suite, providing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and intangible assets and property and equipment depreciation.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $27.6 million, $19.7 million and $20.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. Commission amortization expense was $23.5 million, $19.9 million and $22.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Internal Use Software and Website Development Costs

The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software during the years ended December 31, 2010, 2009 and 2008. The Company capitalized $96,000, $287,000 and $266,000 in internal use software during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense totaled $221,000, $260,000 and 254,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The net book value of capitalized internal use software at December 31, 2010 and 2009 was $372,000 and $497,000, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income. Other comprehensive income is comprised of foreign currency translation gains and losses, net of tax. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net loss	$(27,480)	$(24,112)	$(16,960)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	(222)	301	282

Comprehensive loss	(27,702)	(23,811)	(16,678)
Less: comprehensive loss attributable to noncontrolling interest	16	826	935

Comprehensive loss attributable to NetSuite Inc.	$(27,686)	$(22,985)	$(15,743)

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

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 14 for information regarding the impact of the Company’s accounting for uncertainty in income taxes.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

	December 31,
	2010	2009
	(dollars in thousands)
Cash	$32,042	$16,189
Money Market Mutual Funds	72,256	80,166

Cash and cash equivalents	$104,298	$96,355

Restricted Cash

Restricted cash totaled $508,000 and $520,000 as of December 31, 2010 and December 31, 2009, respectively, and is included in short-term and long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compared this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of 2010, the Company completed its annual impairment test of goodwill. Based upon that evaluation the Company determined that its goodwill was not impaired at December 31, 2010.

Other intangible assets, consisting of developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2010, 2009 and 2008.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated asset lives. The estimated useful lives by asset classification are generally as follows:

Asset classification	Estimated useful life
Office equipment	3 years
Furniture and fixtures	5 years
Computers	3 years
Software, perpetual license	3 – 7 years
Software, license with stated term	Term of the license

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets. Amortization of leased software is computed on a straight-line basis over the lease term.

Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

Warranties and Indemnification

The Company’s cloud-based application service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. At December 31, 2010 and 2009, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. At December 31, 2010 and 2009 long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
United States	$143,607	$126,049	$112,474
International	49,542	40,491	40,002

Total revenue	$193,149	$166,540	$152,476

No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2010, 2009 or 2008.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

or other factors; risk associated with changes in domestic and international economic or political conditions or regulations; availability of necessary product components; and the Company’s ability to attract and retain employees necessary to support its growth.

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. NetSuite translates the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. NetSuite translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $371,000, $312,000 and $1.0 million during the year ended December 31, 2010, 2009 and 2008, respectively.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2010, 2009 and 2008, advertising expense was $3.2 million, $1.9 million and $2.0 million, respectively.

Stock-Based Compensation

The Company uses the fair value method for recording stock-based compensation for new awards granted, modified, repurchased or cancelled. The Company recognizes compensation costs for stock option grants, restricted awards and restricted stock unit awards on a straight-line basis over the requisite service period for the entire awards. The Company recognizes compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period.

Under the 2007 Equity Incentive Plan (the “2007 Plan”), the Company has granted selected executives and other key employees performance share units (“PSUs”), which are restricted stock units (“RSUs”), whose vesting is contingent upon meeting companywide performance goals. Unforfeited PSUs will vest in three equal annual tranches over the service period. The fair value of each PSU grant was determined based on the fair value of the underlying shares on the date of grant. Compensation costs for each tranche of the PSUs will be recognized over the vesting period for those individual tranches.

On June 20, 2009, the Company completed a stock option exchange program (the “exchange program”) that permitted the Company’s eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to herein as “eligible options”) with an exercise price greater than or equal to $13.11, which was 120% of the closing price of the Company’s common stock approximately one week before the May 20, 2009 launch date of the exchange program. In determining the stock-based compensation to be recognized for the new equity awards, the Company was required to determine the fair value of the exchanged options immediately prior to the exchange. The Company used the Binomial-Lattice pricing model to determine the fair value of the exchanged options and the incremental compensation costs of the fair value of the new equity awards issued over those exchanged as well as the remaining unrecognized compensation cost of the exchanged award will be recognized over the vesting term of the new awards.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to NetSuite Inc. common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company’s right of repurchase. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options, common stock subject to repurchase and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Note 3. Business Combinations—Acquisition of QuickArrow

On July 24, 2009, the Company acquired all of the outstanding share capital of QuickArrow Inc. (“QuickArrow”), for initial aggregate consideration of approximately $19.4 million (the “QuickArrow Consideration”) gross of acquired cash. Transaction costs of $1.7 million were expensed as part of the acquisition and were included in general and administrative operating expenses. QuickArrow develops and markets cloud computing solutions for professional services businesses. This acquisition has advanced NetSuite’s creation of a next-generation cloud computing application suite for services-based companies. As a result of the transaction, QuickArrow became a wholly-owned subsidiary of the Company. The results of QuickArrow’s operations have been included in the consolidated financial statements since July 24, 2009, the date of the closing of the acquisition.

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

The allocation of the QuickArrow Consideration to the net assets acquired was as follows:

(dollars in thousands)
Tangible assets:
Cash and cash equivalents	$710
Accounts receivable	932
Other current assets	143
Property and equipment	502

Total tangible assets	2,287

Goodwill	7,098
Intangible assets:
Developed technology	3,324
Tradename	259
Customer relationships	7,492

Total goodwill and intangible assets	18,173

Liabilities assumed:
Accounts payable and accrued liabilities	(1,012)

Total liabilities assumed	(1,012)

Net assets acquired	$19,448

The estimated economic lives of intangible assets are four years for developed technology, seven years for customer relationships and one year for tradename. During 2010, the Company completed its analysis of the net operating loss tax attributes assumed in the acquisition of QuickArrow Inc. in July 2009. This analysis resulted in an adjustment to the purchase price allocation due to the Company reversing an income tax accrual of $503,000 with a corresponding reduction in goodwill. Additionally in 2010, goodwill was reduced by $196,000 related to certain QuickArrow Inc. sales and use tax adjustments.

Pro forma financial statements for the Company reflecting the acquisition of QuickArrow have not been included as the amounts are not material to the consolidated financial results of the Company.

Acquisition of Australian Distributor

On June 25, 2009, the Company acquired the assets of its Australian distributor for cash consideration totaling $3.2 million and forgiveness of accounts receivable of $933,000. This acquisition was accounted for as a business combination. The Company completed the purchase price allocation for this acquisition during the third quarter of 2009. The Company recorded $649,000 of customer relationship intangible assets with an estimated economic life of seven years, $76,000 in tradename intangible assets with an estimated economic life of one year and $2.6 million in goodwill related to this acquisition.

Note 4. Financial Instruments

Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2010, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of December 31, 2010:

	December 31, 2010				December 31, 2009
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$72,256	$—	$—	$72,256	$80,166	$—	$—	$80,166

Total	$72,256	$—	$—	$72,256	$80,166	$—	$—	$80,166

Liabilities:
Foreign exchange contracts	$—	$243	$—	$243	$—	$—	$—	$—

Total	$—	$243	$—	$243	$—	$—	$—	$—

Balance Sheet Hedging—Hedging of Foreign Currency Assets and Liabilities

During the year ended December 31, 2010, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $78.5 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company had no outstanding foreign exchange forward contracts as of December 31, 2009. As of December 31, 2010, the Company had the following outstanding foreign exchange forward contracts:

	Notional Value Sold	Notional Value Purchased
	(dollars in thousands)
Australian dollar	$4,056	$1,324
British pound	2,048	976
Japanese yen	3,480	—
Canadian dollar	1,658	227
Euro	410	194
New Zealand dollar	52	—

Total	$11,704	$2,721

The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
Derivatives and forward contracts	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009
		Fair Value	Fair Value		Fair Value	Fair Value
		(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$243	$—

Total		$—	$—		$243	$—

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

		Amount of net gain (loss) recognized in income on deriviatives during the
		Year ended December 31,
Derivatives and forward contracts	Location of net gain (loss) recognized in income on derivatives	2010	2009	2008
		(dollars in thousands)
Foreign exchange contracts	Other income /(expense), net	$(783)	$(883)	$403

Total		$(783)	$(883)	$403

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments if the counterparty to the instruments failed to completely perform according to the terms of the contracts. Generally, the Company has the right of offset for gains earned and losses incurred under these agreements. The Company’s agreements with the counterparty do not require either party to provide collateral to mitigate the credit risk of the agreements.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5. Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consists of:

	December 31,
	2010	2009
	(dollars in thousands)
Computer equipment	$24,574	$18,659
Purchased software	14,471	8,965
Internally developed software	3,376	3,280
Leasehold improvements	5,251	5,481
Furniture and fixtures	2,062	2,452
Office equipment	1,251	1,086

Total property and equipment	50,985	39,923
Accumulated depreciation and amortization	(31,138)	(25,192)

Property and equipment, net	$19,847	$14,731

Depreciation and amortization expense was $7.7 million, $7.1 million and $5.3 million and for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 6. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 was as follows:

(dollars in thousands)
Balance as of January 1, 2009	$17,824
Goodwill acquired during year	10,466
Adjustment to goodwill aquired in prior year during measurement period	(195)

Balance as of December 31, 2009	28,095
Adjustment to goodwill aquired in prior year during measurement period	(755)

Balance as of December 31, 2010	$27,340

The Company does not have a history of goodwill impairments.

During 2010, the Company completed its analysis of the net operating loss tax attributes assumed in the acquisition of QuickArrow Inc. in July 2009. This analysis resulted in an adjustment to the purchase price allocation due to the Company reversing an income tax accrual of $503,000 with a corresponding reduction in goodwill. Additionally in 2010, goodwill was reduced by $196,000 related to certain QuickArrow Inc. sales and use tax adjustments.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	As of December 31, 2010
	(dollars in thousands)
Developed technology	$7,826	$(5,055)	$2,771
Tradename	940	(940)	—
Customer relationships	13,306	(3,570)	9,736

Total	$22,072	$(9,565)	$12,507

	As of December 31, 2009
	(dollars in thousands)
Developed technology	$7,826	$(2,724)	$5,102
Tradename	940	(606)	334
Customer relationships	13,306	(1,669)	11,637

Total	$22,072	$(4,999)	$17,073

The total amortization expense for other intangible assets was $4.6 million, $3.6 million and $1.6 million and for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average estimated economic life of other intangibles is 5.5 years. Amortization of acquired developed technology is included in cost of revenue and is being amortized over an estimated economic life of approximately 3.5 years. Amortization of tradename and customer relationships is included in sales and marketing expenses, and is being amortized over periods of approximately 1 and 7 years, respectively.

In each of the years ended December 31, 2010 and 2009, the Company recorded $54,000 in amortization expense related to the use of certain intellectual property rights that are included in long-term assets. In fiscal year 2008, the Company recorded $178,000 in amortization related to these intellectual property rights.

Future amortization of intangible assets recorded as of December 31, 2010 is expected to be as follows:

(dollars in thousands)
Fiscal year ending December 31:
2011	$3,374
2012	2,732
2013	2,368
2014	1,901
2015	1,483
Thereafter	649

Total	$12,507

Note 7. NetSuite Kabushiki Kaisha

In March 2006, the Company formed NetSuite Kabushiki Kaisha (“NetSuite KK”), a subsidiary of the Company, in order to market and sell applications and services of the Company in Japan. The Company and NetSuite KK entered into a Distribution Agreement in which the Company granted NetSuite KK exclusive rights with respect to the business of providing the Company’s cloud-based application service in the Japanese market.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2006, the Company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company was required to undertake its best efforts to provide localization of the Company’s cloud-based application service for the Japanese market, a process that was completed in 2007. The Preferred Reseller Agreement provides TCI and MJS with a three-year right and five-year right, respectively, to distribute the localized cloud-based application service in the Japanese market with certain favorable pricing terms. The distribution agreement with TCI expired during 2009. In conjunction with these agreements, the Company and NetSuite KK received $17.0 million from TCI, including $1.5 million in prepaid royalties, $4.1 million from MJS, including $394,000 in prepaid royalties and $807,000 from Inspire Corporation. All of the prepaid royalties had been used or refunded as of December 31, 2009.

In December 2009, the Company purchased TCI’s 20% ownership equity in NetSuite KK for $3.0 million. In 2010, the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million.

The Company recognized $220,000, $2.1 million and $6.1 million in revenue related to the distribution agreements in the years ended December 31, 2010, 2009 and 2008, respectively. The amounts allocated to the equity investment in NetSuite KK were recorded as equity and noncontrolling interest. The amount allocated to prepaid royalties was recorded as a distributor advance in current liabilities.

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

Note 8. Long-term Debt

On October 31, 2007, the Company entered into a perpetual software license agreement with Oracle USA, Inc. (“Oracle USA”), a related party, to license Oracle database and application server software, along with technical support. This license agreement had a forty-two month term that allowed the Company to download an unlimited number of perpetual licenses and was financed pursuant to notes issued to Oracle USA, Inc. at a rate of 6.20% per annum.

In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37-month extension of unlimited licenses to the October 2007 license agreement from Oracle and was financed pursuant to notes issued to Oracle USA, Inc. at a rate of 2.12% per annum.

The current and long-term portions of the note payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2010	2009
	(dollars in thousands)
Current portion	$1,117	$1,142
Long-term portion	3,535	—

Total long-term debt	$4,652	$1,142

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Future debt payments under notes payable as of December 31, 2010 are as follows:

(dollars in thousands)
Years ending:
2011	$1,210
2012	1,613
2013	1,613
2014	403

Future debt payments	4,839
Amount representing interest	187

Present value of future debt payments	$4,652

The maximum amount outstanding under the notes was $6.8 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company repaid principal of $3.0 million including $1.7 million related to software licensing and the remainder related to software support. In 2009, the Company repaid principal of $1.4 million. Interest payments on these notes were $118,000, $167,000 and $251,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9. Lease Commitments

The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2014. In November 2010, the Company entered into a three year capital lease agreement for computer equipment placed in service at its second data center. The total amount financed under these capital leases was $744,000 and $684,000 at December 31, 2010 and 2009, respectively. Accumulated amortization on those leases was $20,000 and $644,000 at December 31, 2010 and 2009, respectively. Amortization of assets recorded under the capital lease is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2010	2009
	(dollars in thousands)
Current portion	$234	$40
Long-term portion	483	—

Total debt related to capital leases	$717	$40

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2015. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay executory costs such as maintenance, taxes, and insurance. The Company’s corporate headquarters is located in San Mateo, California and such lease expires in 2012. In addition, the Company leases office space elsewhere in the U.S. as well as in the United Kingdom, Canada, Singapore, Philippines, Hong Kong, Australia, the Czech Republic and Japan, expiring on various dates through 2014. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2010 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2011	$248	$7,019	$7,267
2012	248	5,122	5,370
2013	248	2,282	2,530
2014	—	538	538
2015	—	366	366

Future minimum lease payments	744	$15,327	$16,071

Amount representing interest	27

Present value of future minimum lease payments	$717

Rental expense for operating leases, net of sublease income, was $6.3 million, $6.5 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease income was $178,000, $275,000 and $423,000 for those same periods, respectively.

Note 10. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position.

A large technology company has written the Company a letter alleging that it infringed some of the large technology company’s patents. The Company has subsequently met and discussed these patents with that party and they have requested that the Company negotiate a license for these and other patents within their patent portfolio and a cross license for NetSuite patents. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause the Company’s management to divert attention from the business, and require changes to the Company’s products, or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to it, the Company does not believe there is any estimable and probable liability relating to these discussions and therefore no liability has been recorded as of December 31, 2010. In addition, the Company is unable to estimate a range of reasonably possible loss, if any, from this matter.

Note 11. Stockholders’ Equity

Common Stock Warrants

In June 2000, in conjunction with an equipment lease, the Company issued warrants with a contractual life of 10 years to a lender to purchase 1,633 shares of Series C preferred stock at $45.926 per share. The warrants were not exercised as of December 19, 2007, the date of the initial public offering, and subsequently became exercisable for 9,522 shares of common stock with an exercise price of $7.88 per share. The fair value of the warrants was estimated on the date of grant and amortized over the nine-month term of the equipment lease. The warrants expired unexercised prior to December 31, 2010.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12. Stock-based Compensation

Stock-based Plans

The Company maintains the 2007 Plan for the purpose of granting incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, PSUs, and performance shares to its employees and directors. Additionally the Company has an additional plan, the 1999 Stock Plan (“the 1999 Plan”), with options outstanding from which it will not grant any additional awards. The Company has also assumed unvested RSUs issued under a plan maintained by OpenAir prior to their acquisition on June 4, 2008. These RSUs were fully vested as of December 31, 2010.

The 2007 Plan, adopted by the Company’s Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2010, 948,504 options remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company’s common stock; b) 3.5% of the Company’s aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company’s equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 Plan.

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

During 2010, the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting companywide performance goals for 2010: 60% of the shares were contingent on meeting revenue goals, 20% of the shares were contingent on meeting a non-GAAP measure of net income and 20% were contingent upon meeting a non-GAAP measure of operating cash flows. As of December 31, 2010, management determined that the Company exceeded the goals in each category and the number of shares initially granted was increased by 57%. These shares are subject to term vesting conditions.

During 2009 the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting companywide performance goals for 2009: 30% of the shares were contingent on meeting revenue goals, 30% of the shares were contingent on meeting incremental sales goals, 30% of the shares were contingent upon meeting a non-GAAP measure of net income and 10% were contingent upon meeting a non-GAAP measure of operating cash flows. As of December 31, 2009, management determined that the Company met some or all of the goals in each category. Upon this determination, 26% of the PSUs were forfeited for failure to achieve certain of the goals. The remainder of the PSUs is subject to term vesting conditions.

During 2008 the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting companywide performance goals for 2008: 50% of the shares were contingent on meeting revenue goals and 50% of the shares were contingent upon meeting a non-GAAP measure of net income. As of December 31, 2008, management determined that the Company met the goal for the non-GAAP measure of net income but it did not meet the goal for revenue.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

PSU’s vest in three equal annual tranches over the service period. The fair value of each PSU grant is estimated on the date of grant using the same model used for RSUs granted under the 2007 Plan.

As of December 31, 2010 and 2009, all outstanding stock-based payment awards qualified for classification as equity.

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

Employees who participated in the exchange program, except the executive officers, received 0.5 restricted stock units for each share underlying an exchanged option. Executive officers who participated in the exchange program instead received a new option at ratios ranging from 0.64 to 0.88 new options for each share underlying an exchanged option. This ratio was based on (a) the number of shares underlying the option exchanged multiplied by (b) an exchange ratio set at a value to equal value ratio. The contractual term of the new equity awards was identical to the remaining term of the exchanged options.

Information about the options exchanged under the exchange program was as follows:

Employee group	Options exchanged	Weighted average exercise price of exchanged options	New equity award type	New options or restricted stock units	Strike price of new stock options
Executive officers	470,011	$17.33	Stock options	387,360	$10.62
All other eligible employees	1,263,803	17.47	Restricted stock units	632,100

Total	1,733,814	$17.43

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

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2010 was as follows:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2010	6,129	$7.24
Granted	1,137	13.22
Exercised	(997)	4.83
Cancelled and forfeited	(137)	13.04

Outstanding at December 31, 2010	6,132	8.62	6.2	$100,521

Vested and expected to vest	5,956	8.49	6.1	98,381

Exercisable at December 31, 2010	4,178	$6.87	5.2	$75,775

The total intrinsic value of the options exercised was $13.9 million, $12.9 million and $10.0 million during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, there was $14.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.6 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2010	2009	2008
Weighted-average fair value of options granted	$7.15	$7.63	$10.25
Expected term (in years)	6.1	6.1	6.1
Expected volatility	55%	61%	57%
Risk-free interest rate	2.58%	2.79%	3.20%
Dividend yield	none	none	none

The assumptions are based on the following for each of the years presented.

Expected Term. The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method due to a lack of term length data since the Company completed its initial public offering in December 2007 and its stock options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Volatility. Since the Company is a newly public entity with limited historical data regarding the volatility of its own common stock price, the expected volatility being used is based on a blend of the Company’s implied volatility and the historical and implied volatility of comparable companies from a representative industry peer group.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Restricted Stock Units, Restricted Stock and Performance Share Units

A summary of the Company’s RSU, restricted stock and PSU activity during the year ended December 31, 2010 is as follows:

	Shares	Weighted- average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2010	3,003	$15.88
Granted	2,978	13.42
Vested	(1,380)	13.62
Cancelled and forfeited	(492)	13.32

Nonvested at December 31, 2010	4,109	$13.54	$102,563

Compensation expense for RSUs, restricted stock and PSUs is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of December 31, 2010, there was $39.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to RSUs, restricted stock and PSUs that is expected to be recognized over a weighted-average period of 2.3 years.

Reserved for Future Issuance

The Company has reserved the following shares of authorized but unissued common stock for future issuance:

As of December 31, 2010
(shares in thousands)
Options outstanding	6,132
RSUs, PSUs and restricted stock awards outstanding	4,109
Shares available for future grants	948

Total	11,189

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13. Other Employee Benefits Plans

The Company has a retirement plan (“the Plan”) that covers substantially all employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. The Company contributed $1.2 million, $531,000 and $1.2 million to the Plan for the years ended December 31, 2010, 2009 and 2008, respectively. Matching contributions were suspended in the United States and Canada during 2009, but resumed in 2010.

Note 14. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Loss before income taxes and noncontrolling interest:
Domestic	$(28,849)	$(23,086)	$(14,793)
Foreign	2,749	(386)	(1,111)

Total	$(26,100)	$(23,472)	$(15,904)

Current taxes:
Federal	$—	$—	$—
State	151	204	—
Foreign	1,066	675	1,203

Total current taxes	1,217	879	1,203

Deferred taxes:
Federal	$—	—	$—
State	—	—	—
Foreign	163	(239)	(147)

Total deferred taxes	163	(239)	(147)

Total	$1,380	$640	$1,056

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory income tax rate	-35.00%	-35.00%	-35.00%
State tax, net of federal benefit	-5.11%	-0.66%	-7.66%
Foreign rate differential	-2.61%	-0.39%	-1.50%
Stock options	6.94%	0.25%	7.12%
Research and development credit	0.00%	0.00%	-2.49%
Meals and entertainment	0.29%	0.20%	0.76%
Other permanent difference	0.33%	1.66%	-1.00%
Valuation allowance	40.48%	36.66%	46.41%

Effective income tax rate	5.32%	2.72%	6.64%

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Net deferred tax assets consist of the following:

	December 31,
	2010	2009
	(dollars in thousands)
Deferred tax assets:
Property and equipment	$(56)	$(87)
Deferred revenue	2,696	3,338
Other reserves and accruals	4,816	5,826
Stock options	8,885	12,820
Federal operating loss carryforwards	79,938	69,549
State and foreign net operating loss carryforwards	14,195	12,604
Research and development credits	3,832	3,832

Deferred tax assets	114,306	107,882
Deferred tax liabilities:
Acquired intangible assets	$(4,637)	$(6,409)
Tax deductible goodwill	(106)	(35)

Deferred tax liabilities	(4,743)	(6,444)
Net deferred tax assets, before valuation allowance	109,563	101,438
Valuation allowance	(109,305)	(101,041)

Net deferred tax assets	$258	397

As a result of continuing losses in the U.S. and Japan, management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets increased by $8.3 million during the year ended December 31, 2010.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2010 was $5.4 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

During 2010, the Company recorded approximately $41,000 tax benefits related to stock-based compensations that was credited to stockholder’s equity during the year.

As of December 31, 2010, the Company had approximately $262.5 million of consolidated federal and $155.1 million of California net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2030. The California net operating loss carryforwards expire in varying amounts between 2010 and 2030. The net operating losses include $11.9 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital.

The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards for 2010, and $47,500 of Manufacturer Investment Credit carryforwards. The federal credits expire in varying amounts between 2019 and 2029. The California research credits do not expire and the Manufacturer Investment Credits for California expire in varying amounts between 2011 and 2020.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company had gross unrecognized tax benefits of $3.5 million and $24.4 million at December 31, 2010 and December 31, 2009, respectively. None of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate.

The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended December 31,
	2010	2009
	(dollars in thousands)
Beginning balance—unrecognized tax benefits, gross	$24,388	$2,832
(Decrease) / Increases- current year tax positions	(20,684)	22,417
Other—True-ups	(184)	(861)

Ending balance—unrecognized tax benefits, gross	$3,520	$24,388

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.

During the year ended December 31, 2010, the Company completed its analysis of the net operating loss tax attributes assumed in the acquisition of QuickArrow Inc. in July 2009. Based on the analysis, the Company reduced its unrecognized tax benefits and recorded the NOLs assumed from QuickArrow as deferred tax assets with an associated valuation allowance.

The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. No penalties were accrued in the years ended December 31, 2009 and 2010 and only an immaterial amount of interest was included in the income tax provision during 2010.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2006 through 2009 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15. Net Loss Per Common Share

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2010	2009	2008
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(27,466)	$(23,304)	$(15,864)

Denominator:
Weighted-average number of common shares outstanding	63,777	61,960	60,464
Less: Weighted-average number of common shares subject to repurchase	(5)	(19)	(79)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	63,772	61,941	60,385

Net loss per common share, basic and diluted	$(0.43)	$(0.38)	$(0.26)

The Company’s unvested restricted stock, RSUs and PSUs do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock, RSUs and PSUs are not required to be included in the Company’s computation of basic and diluted net loss per common share.

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2010	2009	2008
	(in thousands)
Options to purchase shares of common stock	6,533	7,014	8,275
Unvested RSUs, PSUs and restricted stock awards	4,439	2,128	584
Warrants to purchase shares of common stock	5	10	10
Common stock subject to repurchase	5	19	79

Total	10,982	9,171	8,948

Note 16. Related Party Transactions

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. In April 2005, the Company entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment on June 19, 2007. In May

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

2007, the Company entered into another software license agreement with Oracle USA to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement called for payments of $0.9 million over 12 equal quarterly installments through 2010.

In October 2007, the Company entered into another perpetual software license agreement with Oracle USA to license Oracle database and application server software, along with technical support. This license had a forty-two month term that allowed the Company to download an unlimited number of perpetual licenses and was financed pursuant to a note issued to Oracle USA. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 2008 and 2009. The October 2007 agreement replaced the support portion of the product orders made under the April 2005 and May 2007 agreements. The October 2007 agreement required the Company to pay $4.7 million for the net license fees 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The Company financed the $4.7 million license fees and the first year support pursuant to a note issued to Oracle Credit Corporation. The note bore interest at a rate of 6.20% per annum. The Company paid the remaining principal of $1.9 million during the year ended December 31, 2010. Interest payments on these notes were $65,000 during the year ended December 31, 2010. In November 2009, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The November 2009 amendment provides that the Company will pay a one-time fee of $210,000 to add certain licenses that were not previously licensed to the license agreement. The Company also agreed to pay an additional $46,200 per year in additional support fees. For the year ended December 31, 2010, the Company paid $786,000 to Oracle USA for support fees.

In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that the Company will pay a one-time fee of $5.2 million to extend the term whereby the company will be able to download unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. The Company will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. The Company may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum with payments scheduled over the term of the amendment. The Company paid principal of $1.8 million during the year ended December 31, 2010. As of December 31, 2010, the outstanding principal balance on the May 2010 note was $4.7 million. Interest payments on the May 2010 note were $56,000 during the year ended December 31, 2010.

In November 2005, June 2007 and October 2007, Mr. Evan Goldberg, the Company’s Chief Technology Officer and Chairman of the Board, received loans for $250,000, $2.0 million and $2.5 million with current interest rates of 4.04%, 2.87% and 2.87%, respectively, from an entity affiliated with Lawrence J. Ellison. Any compensatory elements of the loans provided to Mr. Goldberg by the entity affiliated with Lawrence J. Ellison are recorded as a contribution to capital by related party and compensation expense. The loans were due in November 2012, June 2013 and October 2012, respectively and were fully repaid before the year ended December 31, 2010.

Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. (“Oracle Racing”), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the Company’s majority stockholder, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

on the sailboats. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $49,000, $250,000 and $241,000 for 2010, 2009 and 2008, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $75,000 to $95,000 during 2010, approximately $750,000 to $950,000 during 2009 and approximately $250,000 to $350,000 per year during 2008. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. The cloud-based application suite provided to Oracle Racing has been recorded for accounting purposes at historical cost.

In July 2004, the Company entered into a License Agreement with the Oakland Athletics (the “Athletics”) with a term of 41 months. The agreement provided for an upfront payment to the Company of $50,000 by the Athletics for the use of its on-demand application services through November 2007. In December 2006, the Company entered into a three-year partnership agreement with the Athletics. Under the terms of the agreement, the Company paid the Athletics $375,000 over the three-year term of the agreement for certain sponsorship benefits. This agreement also extended the Athletics’ right to use the Company’s on-demand application services through December 2009 for no additional consideration from the Athletics. In April 2008, the Company entered into a supplemental sponsorship agreement with the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. In April 2009, the Company entered into an amendment of its sponsorship agreement under which the Company agreed to purchase additional in-stadium signage for $50,000 per year through 2011. In December 2009, the Company entered into another amendment to the sponsorship agreement for additional in-stadium signage for $157,000 per year for three years starting in January 2010. The amendment also extended the Athletics’ right to use the Company’s on-demand application services through the term of this agreement. Total payments to the Athletics have been $420,000, $282,000 and $385,000 during 2010, 2009 and 2008, respectively. William Beane III, the General Manager of the Athletics, became a member of the Company’s board of directors in January 2007.

In August 2004, the Company entered into a license agreement with Fieldglass Inc. (“Fieldglass”). A member of the Company’s board of directors, Deborah Farrington, is also a member of the board of directors of Fieldglass. The Company and Fieldglass have renewed the licensing agreement and the Company has sold to Fieldglass additional services at various points in time. Under the terms of the agreement, Fieldglass paid the Company $128,000, $196,000 and $9,000 in 2010, 2009 and 2008, respectively, for the use of its services.

In March 2005, the Company entered into a business agreement with Perquest Inc. A member of the Company’s board of directors, Deborah Farrington, became a member of the board of directors of Perquest following the commencement of this business agreement. Under the business agreement, Perquest became the exclusive backend payroll service provider for the Company’s customers located in the United States. Additionally, Perquest’s payroll and tax service application would be accessible to, and available for use by, the Company’s customers through the NetSuite application. Under the terms of the agreement, the Company recognized revenues of $565,000 and $438,000 in 2008 and 2007, respectively, and recognized costs of $384,000 and $346,000 in 2008 and 2007, respectively. In November 2008, the Company purchased software from Perquest that had previously been licensed under the March 2005 agreement for $150,000. The purchase price included a $39,000 cash payment to Perquest with the remainder applied against a $111,000 receivable due to NetSuite from Perquest. Under the 2008 purchase agreement the Company recognized revenues of $693,000 and $615,000 and costs of $252,000 and $236,000 during 2010 and 2009, respectively.

NetSuite Inc.

Notes to Consolidated Financial Statements—(Continued)

In August 2006, the Company entered into a license agreement with SolarWinds, Inc. (“SolarWinds”). A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. The Company and SolarWinds have renewed the licensing agreement and the Company has sold to SolarWinds additional services at various points in time. In March 2009, SolarWinds entered into a two year renewal of the license agreement and purchased additional professional services for which SolarWinds will pay the Company $957,000 in the aggregate. Under the terms of the agreement, SolarWinds paid the Company $500,000, $622,000 and $538,000 in 2010, 2009 and 2008, respectively, for the use of its services.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s board in April 2009. Under the terms of the license agreement, MetLife paid the Company $67,000, $48,000 and $356,000 in 2010, 2009 and 2008, respectively, for the use of its services.

In September 2007, the Company entered into an agreement with IRON Solutions LLC under which IRON Solutions became a partner and reseller of the NetSuite product. In June 2008, IRON Solutions was acquired in part by StarVest Partners LLC. Deborah Farrington, a member of the Company’s board of directors, is also a founding principal of StarVest Partners. IRON Solutions also has a preexisting services agreement with the Company. During 2010, 2009 and 2008, IRON Solutions paid the Company $175,000, $102,000 and $59,000, respectively, for the use of its services.

In September 2010, the Company entered into a one year license agreement with Accept Software (“Accept”), an on-demand product marketing service provider. During the year ended December 31, 2010, the Company paid Accept $24,000 for its services. A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P. which is an investor in Accept. Accept has licensed the Company’s on-demand application services for a year starting in September 2010. Accept also purchased additional services from the Company. During the year ended December 31, 2010, Accept paid the Company $55,000.

In March 2008 the Company entered into a license agreement with Ideeli Inc. (“Ideeli”). A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P and in December 2009 another general partner of StarVest Partners, L.P. became a member of the board of directors of Ideeli. The Company and Ideeli have renewed the license agreement and the Company has sold additional services to Ideeli at various points in time. Under the terms of the agreement, Ideeli paid the Company $242,000, $66,000 and $22,000 in 2010, 2009 and 2008.

In 2008, the Company engaged Horn Productions to produce videos on behalf of the Company. Horn Productions is owned by the wife of the Company’s President and Chief Executive Officer, Zachary Nelson. During 2010, 2009 and 2008, the Company made payments to Horn Productions totaling $29,000, $28,000 and $126,000, respectively, for the use of its services. The Company also provides Horn Productions the right to use the Company’s services at no consideration.

Note 17. Subsequent Events

In January 2011, Evan M. Goldberg, the Company’s Chief Technology Officer and Chairman of the Board, purchased property from an entity affiliated with Lawrence J. Ellison (“seller”) for $8.0 million. The seller financed the transaction with a 9 year loan at an annual interest rate of 1.95%. Based on the fair value of the property and the terms of the loan agreement, the Company will record capital contribution from a related party, if any, as compensation expense.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2010 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to NetSuite’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 36.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

Schedule II

Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2010	$921	$558	$462	$(1,485)	$456
Year ended December 31, 2009	589	1,692	1,327	(2,687)	921
Year ended December 31, 2008	$585	$773	$343	$(1,112)	$589

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2011.

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Zachary Nelson Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2011

/S/ Ronald Gill Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/S/ William L. Beane III William L. Beane III	Director	March 3, 2011

/S/ Deborah A. Farrington Deborah A. Farrington	Director	March 3, 2011

/S/ Evan M. Goldberg Evan M. Goldberg	Director	March 3, 2011

/S/ Catherine Kinney Catherine Kinney	Director	March 3, 2011

/S/ Kevin Thompson Kevin Thompson	Director	March 3, 2011

/S/ Edward J. Zander Edward J. Zander	Director	March 3, 2011

Exhibit Index

The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1 Registration No. 333-144257).

4.2	Amended and Restated Investor Rights Agreement by and among the Registrant and certain stockholders dated March 31, 2005, and amendments thereto (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-144257).

4.3	Limited Liability Company Operating Agreement of NetSuite Restricted Holdings LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Form S-1 Registration No. 333-144257).

4.4	Board resolutions approving corporate opportunity waiver (incorporated by reference to Exhibit 4.5 of Registrant’s Form S-1 Registration No. 333-144257).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-144257).

10.2+	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-144257).

10.3+	2007 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.1 to 10.4 of Registrant’s Quarterly report on Form 10-Q filed on August 13, 2008).

10.4+	2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 1, 2008).

10.5+	OPENAIR, INC. 2008 RESTRICTED STOCK UNIT PLAN and forms of agreement thereunder (incorporated by reference to Exhibits 10.5 and 10.6 of Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2008)

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective March 2, 2011.

10.9+	Offer Letter Agreement by and between the Registrant and James Ramsey effective March 2, 2011.

10.10+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration No. 333-144257).

10.11	Office Lease Agreement by and between the Registrant and EOP-Peninsula Office Park, L.L.C. dated August 2, 2005 (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1 Registration No. 333-144257).

10.12	First Amendment to the Office Lease Agreement by and between the Company and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 28, 2008)

Exhibit number	Description
10.13	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant’s Form S-1 Registration No. 333-144257).

10.14	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant’s Form S-1 Registration No. 333-144257).

10.15+	Severance and Change of Control Agreement by and between the Registrant and Zachary Nelson effective December 24, 2008. (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.16+	Severance and Change of Control Agreement by and between the Registrant and Evan M. Goldberg effective December 24, 2008. (incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.17+	Severance and Change of Control Agreement by and between the Registrant and James McGeever effective December 24, 2008. (incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.18+	Severance and Change of Control Agreement by and between the Registrant and Timothy Dilley effective December 24, 2008. (incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.19+	Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed on March 13, 2009)

10.20+	Severance and Change of Control Agreement by and between the Registrant and James Ramsey effective August 4, 2009. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009)

10.21	Ordering Document by and between the Registrant and Oracle USA, Inc. dated October 31, 2007 and as amended.

10.22	Amended and Restated Master Services Agreement between the Registrant and SAVVIS Communication Corporation dated May 14, 2010 thereunder (incorporated by reference to Exhibits 10.1 of Registrant’s Form 8-K filed on May 10, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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