Form 10-Q
period 2011-03-31
NETSUITE INC
filed 2011-05-05
CIK 1117106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 30, 2011, 66,057,449 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

i

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$111,576	$104,298
Accounts receivable, net of allowances of $441 and $456 as of
March 31, 2011 and December 31, 2010, respectively	30,575	27,235
Deferred commissions	16,119	15,401
Other current assets	17,205	7,190

Total current assets	175,475	154,124
Property and equipment, net	20,400	19,847
Deferred commissions, non-current	1,594	1,389
Goodwill	27,340	27,340
Other intangible assets, net	11,449	12,507
Other assets	2,081	2,086

Total assets	$238,339	$217,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,463	$1,489
Deferred revenue	83,892	75,827
Accrued compensation	10,992	12,048
Accrued expenses	5,769	5,144
Other current liabilities (including note payable to related party of $1,502 and $1,117 as of March 31, 2011 and December 31, 2011, respectively)	15,145	5,599

Total current liabilities	118,261	100,107
Long-term liabilities:
Deferred revenue, non-current	5,573	5,312
Other long-term liabilities (including note payable to related party of $3,151 and $3,535 as of March 31, 2011 and December 31, 2011, respectively)	5,314	5,590

Total long-term liabilities	10,887	10,902

Total liabilities	129,148	111,009

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 65,939,554 and 64,887,677 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	659	649
Additional paid-in capital	426,996	416,582
Accumulated other comprehensive income	733	578
Accumulated deficit	(319,197)	(311,525)

Total equity	109,191	106,284

Total liabilities and stockholders’ equity	$238,339	$217,293

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Operations

(dollars and shares in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Subscription and support	$45,814	$38,122
Professional services and other	7,627	6,128

Total revenue	53,441	44,250
Cost of revenue:
Subscription and support	7,631	6,634
Professional services and other	8,402	8,637

Total cost of revenue	16,033	15,271

Gross profit	37,408	28,979

Operating expenses:
Product development	9,447	8,051
Sales and marketing	27,461	20,379
General and administrative	7,877	6,874

Total operating expenses	44,785	35,304

Operating loss	(7,377)	(6,325)

Other income / (expense), net:
Interest income	49	44
Interest expense	(32)	(34)
Other income / (expense), net	—	(343)

Total other income / (expense), net	17	(333)

Loss before income taxes	(7,360)	(6,658)
Provision for income taxes	312	179

Net loss	(7,672)	(6,837)
Less: net loss attributable to noncontrolling interest	—	14

Net loss attributable to NetSuite Inc. common stockholders	$(7,672)	$(6,823)

Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.12)	$(0.11)

Weighted average number of shares used in computing net loss per share	65,384	63,094

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss attributable to NetSuite Inc. common stockholders	$(7,672)	$(6,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,143	1,903
Amortization of other intangible assets	1,072	1,241
Provision for accounts receivable allowances	28	133
Stock-based compensation	8,493	6,762
Amortization of deferred commissions	7,363	5,251
Noncontrolling interests	—	(14)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,374)	1,548
Deferred commissions	(8,287)	(4,354)
Other current assets	(1,562)	(2,448)
Other assets	(10)	422
Accounts payable	1,046	(203)
Accrued compensation	(1,054)	(1,183)
Deferred revenue	8,348	3,641
Other current liabilities	433	(962)
Other long-term liabilities	(271)	(235)

Net cash provided by operating activities	6,696	4,679

Cash flows from investing activities:
Purchases of property and equipment	(1,112)	(870)
Capitalized internal use software	(89)	(40)

Net cash used in investing activities	(1,201)	(910)

Cash flows from financing activities:
Payments under capital leases and long-term debt	(103)	(795)
Repurchase of noncontrolling interest	—	(1,370)
RSU acquired to settle employee withholding liability	(71)	(1,952)
Proceeds from issuance of common stock	1,963	491

Net cash provided by / (used in) financing activities	1,789	(3,626)

Effect of exchange rate changes on cash and cash equivalents	(6)	(18)

Net change in cash and cash equivalents	7,278	125
Cash and cash equivalents at beginning of period	104,298	96,355

Cash and cash equivalents at end of period	$111,576	$96,480

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid to related parties	$—	$43
Interest paid to other parties	$5	$2
Income taxes, net of tax refunds	$204	$195
Noncash financing and investing activities:
Fixed assets acquired under capital lease	$734	$—
Funds held for customers and customer funds obligations	$8,431	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization

NetSuite Inc. (the “Company”) provides cloud-based financials/ Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, the Company offers a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2011 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

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

In the second quarter of fiscal 2010, the Company early adopted ASU 2009-13 related to accounting for multiple element revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s fiscal year). The adoption of ASU 2009-13 increased revenue in the first quarter of fiscal 2010 by $316,000 and resulted in a corresponding reduction in the net loss of $316,000. Financial information for the first quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority- and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of March 31, 2011 and December 31, 2010, the Company owned a 100% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the three months ended March 31, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period commencing when the subscription service is made available to the customer. The consideration allocated to professional services is recognized as revenue using the percentage-of-completion method.

The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element. However, since the professional services are generally completed prior to completion of delivery of subscription and support services, the revenue recognized for professional services in a given reporting period does not include fees subject to delivery of subscription and support services. This results in the recognition of revenue for professional services that is generally no greater than the contractual fees for those professional services.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. The Company recognizes professional services revenue using the percentage-of-completion method for single element arrangements.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Funds Held for Customers and Customer Funds Obligations

During the first quarter of 2011, the Company took over the provisioning of the NetSuite Premier Payroll Service (“Payroll Services”), for its NetSuite Basic Payroll service customers, from Perquest, its previous strategic partner, as Perquest terminated its business. As a result of providing the Payroll Services directly to its customers, the Company receives a significant amount of cash from Payroll Services customers and holds the funds for purposes of paying the appropriate taxing authorities on the customer’s behalf. The Company holds Payroll Services customers’ tax filing deposits for the period between collection from Payroll Services customers and remittance to the applicable tax authorities. As of March 31, 2011, the Company held $8.4 million on behalf of Payroll Services customers. This amount was classified as other current assets with the corresponding customer tax obligation in other current liabilities in the financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and losses. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Net loss	$(7,672)	$(6,837)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	155	(61)

Comprehensive loss	(7,517)	(6,898)
Less: comprehensive loss attributable to noncontrolling interest	—	16

Comprehensive loss attributable to NetSuite Inc.	$(7,517)	$(6,882)

Concentration of Credit Risk and Significant Customers and Suppliers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2011 and December 31, 2010, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
United States	$38,471	$33,343
International	14,970	10,907

Total revenue	$53,441	$44,250

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2011 or 2010.

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

As of March 31, 2011, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of March 31, 2011:

	March 31, 2011				December 31, 2010
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$72,289	$—	$—	$72,289	$72,256	$—	$—	$72,256

Total	$72,289	$—	$—	$72,289	$72,256	$—	$—	$72,256

Liabilities:
Foreign exchange contracts	$—	$228	$—	$228	$—	$243	$—	$243

Total	$—	$228	$—	$228	$—	$243	$—	$243

Restricted Cash

Restricted cash totaled $508,000 as of March 31, 2011 and December 31, 2010 and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2011, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $8.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2011 and December 31, 2010, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2011		December 31, 2010
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(dollars in thousands)		(dollars in thousands)
Australian dollar	$3,600	$255	$4,056	$1,324
British pound	1,849	454	2,048	976
Japanese yen	—	—	3,480	—
Canadian dollar	1,326	396	1,658	227
Euro	497	—	410	194
New Zealand dollar	—	—	52	—

Total	$7,272	$1,105	$11,704	$2,721

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
Derivatives and forward contracts	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010

		Fair Value	Fair Value		Fair Value	Fair Value
		(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$228	$243

Total		$—	$—		$228	$243

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

		Amount of net gain (loss) recognized in income on deriviatives during the three months ended March 31,
Derivatives and forward contracts	Location of net gain (loss) recognized in income on derivatives	2011	2010
		(dollars in thousands)
Foreign exchange contracts	Other income / (expense), net	$(167)	$73

Total		$(167)	$73

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

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position. A large technology company has written the Company a letter alleging that it infringed some of the large technology company’s patents. The Company has subsequently met and discussed these patents with that party and they have requested that the Company negotiate a license for these and other patents within their patent portfolio and a cross license for NetSuite patents. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause the Company’s management to divert attention from the business, and require changes to the Company’s products, or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to it, the Company does not believe there is any estimable and probable liability relating to these discussions and therefore no liability has been recorded as of March 31, 2011. In addition, the Company is unable to estimate a range of reasonably possible loss, if any, from this matter.

Note 5. Stock-based Compensation

During the first quarter of 2011, the Company granted 162,558 performance share units (“PSUs”) to selected executives and other key employees. These PSUs were divided into two sets: PSUs whose vesting is based upon the Company’s stock performance in relation to a group of peer companies and PSUs whose vesting is contingent upon meeting certain company-wide performance goals. The following company-wide performance goals were set for 2011: 60% of the shares are contingent upon meeting revenue goals, 15% of the shares are contingent upon meeting a non-GAAP measure of operating margin and 25% are contingent upon meeting a non-GAAP measure of operating cash flows. These shares are subject to term vesting conditions. The fair value and the related stock-based compensation expense of PSUs whose vesting is contingent upon meeting certain company-wide performance goals is determined based on the value of the underlying shares on the date of grant.

PSU’s whose vesting is based on the Company’s stock performance have market based performance vesting. The fair value of market based, performance vesting share awards granted is calculated using a valuation model that simulates various potential outcomes of the PSU grant and values each outcome using the Black-Scholes valuation model which yields a fair market value of these PSU’s on the date of the grant (measurement date).

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

As of March 31, 2011, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $332,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.2 million for Japan where it had a full valuation allowance as of March 31, 2011 reducing its carrying value to zero. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2006 through 2010 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Three months ended March 31,
	2011	2010
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(7,672)	$(6,823)

Denominator:
Weighted-average number of common shares outstanding	65,384	63,100
Less: Weighted-average number of common shares subject to repurchase	—	(6)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	65,384	63,094

Net loss per common share, basic and diluted	$(0.12)	$(0.11)

The Company’s unvested restricted stock and restricted stock units (“RSUs”) do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock and RSUs are not participating securities and the Company is not required to use the two-class method to calculate diluted earnings per share in periods when the Company has net income.

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2011	2010
	(in thousands)
Options to purchase shares of common stock	6,015	6,351
Unvested RSUs, PSUs and restricted stock awards	4,087	3,436
Warrants to purchase shares of common stock	—	10
Common stock subject to repurchase	—	6

Total	10,102	9,803

Note 8. Related Party Transactions

In August 2006, the Company entered into a license agreement with SolarWinds, Inc. (“SolarWinds”). A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. The Company and SolarWinds have renewed the licensing agreement and the Company has sold to SolarWinds additional services at various points in time. In March 2011, SolarWinds entered into a one year renewal of the license and support agreement for which SolarWinds will pay the Company $561,000 in the aggregate.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s board in April 2009. In March 2011, MetLife entered into a professional services agreement with the Company for which MetLife will pay the Company approximately $97,500.

In April 2011, the Company amended its sponsorship agreement with the Oakland Athletics (“the Athletics”). Under the terms of the amendment, the Company will pay the Athletics $473,000 over the three year term of the agreement to extend certain sponsorship benefits through 2013.

In January 2011, the Company’s Chief Technology Officer and Chairman of the Board, purchased property from an entity affiliated with a principal stockholder (“seller”) for $8.0 million. The seller financed the transaction with a nine year loan. The Company analyzed the transaction and determined that the fair value of the property approximated the fair value of the loan. Consequently, the Company determined there is no compensation expense or a related capital contribution associated with this transaction.

Additional related party transactions entered into prior to December 31, 2010 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 3, 2011. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, unc ertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Overview

We are the industry’s leading provider of cloud-based financials/ ERP software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our “real-time dashboard” technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2011, we did not have any single customer that accounted for more than 3% of our revenue.

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

•

Strengthening our professional services automation verticalization with the continued expansion of functionality for Services Resource Planning (SRP) in NetSuite OpenAir, NetSuite and NetSuite OneWorld products

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2011, we had deferred revenue of $89.5 million.

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements comprised of subscription and support revenue for access to our application suite and customer support, and professional service and other revenue for consulting services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. Professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis. We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period. The consideration allocated to professional services and other revenue is recognized using the percentage-of-completion method.

The total arrangement fee for a multiple element arrangement is allocated based on the relative ESP of each element. However, since the professional services are generally completed prior to completion of delivery of subscription and support services, the revenue recognized for professional services in a given reporting period does not include fees subject to delivery of subscription and support services. This results in the recognition of revenue for professional services that is generally no greater than the contractual fees for those professional services.

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract, and professional services revenue is recognized using the percentage-of-completion method.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
United States	$38,471	$33,343
International	14,970	10,907

Total revenue	$53,441	$44,250

Percentage or revenue generated outside of the United States	28%	25%

Employees

The number of full-time employees as of March 31, 2011 was 1,116 as compared to 1,084 at December 31, 2010 and 982 at March 31, 2010. As of March 31, 2011, our headcount included 356 employees in sales and marketing; 459 employees in operations; professional services, training and customer support; 183 employees in product development; and 118 employees in a general and administrative capacity.

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

We expect cost of revenue to decrease slightly as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in the remainder of 2011, which will further increase our cost of revenue.

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

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to trade name and customer relationships, and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. The commission expense for customer renewals is at a lower rate than for sales to new customers. As such, we expect our commission expense to decline as a percentage of revenue going forward as a larger percentage of our recognized revenue is expected to result from customer renewals.

We believe we have sufficient sales and marketing staff to meet our revenue goals for the remainder of 2011. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars, but slightly decrease as a percentage of total revenue for the remainder of 2011.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.

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

There have been no significant changes in our critical accounting policies and estimates during the first three months of 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed on March 3, 2011 for a description of our accounting policies.

Results of Operations

Revenue and Cost of Revenue

Information about revenue, cost of revenue and gross profit was as follows for the periods presented:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Revenue:
Subscription and support	$45,814	$38,122
Professional services and other	7,627	6,128

Total revenue	53,441	44,250
Cost of revenue (1):
Subscription and support	7,631	6,634
Professional services and other	8,402	8,637

Total cost of revenue	16,033	15,271

Gross profit	$37,408	$28,979

Gross margin	70%	65%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$972	$820
Professional services and other	964	801

	$1,936	$1,621

Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Revenue for the three months ended March 31, 2011 increased $9.2 million, or 21%, compared to the same period in 2010.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2011 increased $7.7 million, or 20%, compared to the same period in 2010. The increase was primarily the result of a $7.2 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld, and a $0.5 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2011 increased $1.5 million, or 24%, compared to the same period in 2010. The increase was primarily the result of a $5.3 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $3.8 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011.

Revenue generated outside of the United States was $15.0 million, or 28%, of our revenue during the three months ended March 31, 2011, as compared to $10.9 million, or 25%, during the same period in 2010.

Cost of revenue for the three months ended March 31, 2011 increased $762,000, or 5%, compared to the same period in 2010.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2011 increased by $997,000, or 15%, compared to the same period in 2010. The increase was primarily the result of $344,000 in overhead and other expenses, a $232,000 increase in depreciation expense resulting from the development of our data center infrastructure, a $216,000 increase in personnel costs and a $205,000 increase in data center expenses resulting from an increase in capacity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2011 decreased by $235,000, or 3%, compared to the same period in 2010. The decrease was primarily the result of a $510,000 decrease in external consultants and overhead expenses partially offset by a $263,000 increase in personnel costs resulting from a slight increase in stock-based compensation and travel and entertainment expenses. For the three months ended March 31, 2011 and 2010, our professional services and other cost of revenue were greater than the professional services and other revenue. We view professional services as an investment in customer success to ensure that we continue to receive recurring subscription and support revenue.

Our gross margin was 70% during the three months ended March 31, 2011, a 5% increase from the same period in 2010. The 20% increase in subscription and support revenue impacted our margins positively as our revenue increased without a proportional increase in our data center operating expenses. Additionally, the profitability of our professional service engagements increased in the first quarter of 2011 compared to the same period in the prior year resulting in a positive impact on our gross margin.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three months ended March 31,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$9,447	18%	$8,051	18%
Sales and marketing	27,461	51%	20,379	46%
General and administrative	7,877	15%	6,874	16%

Total operating expenses	$44,785	84%	$35,304	80%

(1)	Includes stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations as follows:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Product development	$2,180	$2,184
Sales and marketing	3,085	2,196
General and administrative	2,363	2,068

Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$7,628	$6,448

Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Product development expenses for the three months ended March 31, 2011 increased $1.4 million, or 17%, as compared to the same period in 2010. The increase was primarily the result of a $1.4 million increase in personnel costs. The increase in personnel costs, particularly employee benefits, payroll and recruiting costs, resulted from an increase in headcount from the prior year.

Sales and marketing expenses for the three months ended March 31, 2011 increased $7.1 million, or 35%, as compared to the same period in 2010. The increase was primarily the result of a $5.8 million increase in personnel costs, a $715,000 increase in marketing expenses and a $757,000 increase in overhead allocation expenses, partially offset by a $170,000 decrease in amortization expense. The increase in personnel costs related to an increase in headcount, an increase in commission expenses associated with higher revenue and an increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

General and administrative expenses for the three months ended March 31, 2011 increased $1.0 million, or 15%, as compared to the same period in 2010. The increase was primarily the result of a $932,000 increase in personnel cost, a $213,000 increase in outside professional services expense partially offset by a $105,000 decrease in bad debt expense. The increase in personnel costs related to an increase in headcount.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest was as follows for the periods presented:

	Three months ended March 31,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$49	0%	$44	0%
Interest expense, including amounts paid to related party	(32)	0%	(34)	0%
Other income / (expense)	—	0%	(343)	-1%
Income taxes	312	1%	179	0%
Net loss attributable to noncontrolling interest	—	0%	14	0%

Net other expense for the three months ended March 31, 2011 decreased $343,000 as compared to the same period in 2010. The decrease in net other expense is primarily related to a write-off of a partner loan for a principal amount of $250,000 in 2010.

Liquidity and Capital Resources

As of March 31, 2011, our primary sources of liquidity were our cash and cash equivalents totaling $111.6 million and $30.6 million in accounts receivable, net of allowance.

In the three months ended March 31, 2011, cash flows from operations were $6.7 million. Although we have had positive operating cash flows for eight consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, for the remainder of 2011, we expect to incur additional expenses in connection with our international expansion and the localization of our service in new locations. We believe that our cash and cash equivalents are adequate to fund those anticipated activities.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $508,000 as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, we had an accumulated deficit of $319.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

A summary of our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$6,696	$4,679
Net cash used in investing activities	(1,201)	(910)
Net cash provided by / (used in) financing activities	1,789	(3,626)
Effect of exchange rate changes on cash and cash equivalents	(6)	(18)

Net change in cash and cash equivalents	$7,278	$125

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of an increase in revenue and deferred revenue.

Cash used in investing activities during the three months ended March 31, 2011 and 2010 was primarily related to capital expenditures for property and equipment.

The net cash provided by financing activities for the three months ended March 31, 2011 was primarily related to proceeds from the issuance of common stock as a result of the exercise of stock options. During the three months ended March 31, 2010, financing activities included a payment for the purchase of the remaining ownership equity in NetSuite KK, payments to acquire shares upon vesting of RSUs to settle employee withholding liability and payments on capital leases.

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

During the first quarter of 2011, we entered into a lease agreement for equipment to be placed in service in our data operations. The agreement requires total payments of approximately $758,000 over the next three years. Of the $758,000 in total payments, $729,000 will be capitalized in property and equipment and depreciated over three years.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $111.6 million as of March 31, 2011. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2011, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 6% when compared to the same period in the prior year. This adverse fluctuation in foreign currency rates negatively affected our income by approximately $500,000 in the first quarter of 2011.

During the three months ended March 31, 2011, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2011 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2011, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

A large technology company has written us a letter alleging that we infringed some of the large technology company’s patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for these and other patents within their patent portfolio and a cross license for NetSuite patents. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause the our management to divert attention from the business, and require changes to our products, or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to it, we do not believe there is any estimable and probable liability relating to these discussions and therefore no liability has been recorded as of March 31, 2011. In addition, we are unable to estimate a range of reasonably possible loss, if any, from this matter.

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $7.7 million for the quarter ended March 31, 2011. As of that date, our accumulated deficit was $319.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We host our services, serve our customers and support our operations primarily from California based data centers, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In particular, our California based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010. We have increased our number of full-time employees from 296 as of December 31, 2004 to 1,116 as of March 31, 2011.

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

A large technology company has written us a letter alleging that we infringe some of its patents. We have subsequently met and discussed these patents with that party and they have requested that we negotiate a license for these and other patents within their patent portfolio. No litigation has been filed to date. However, there can be no assurance that these discussions will not lead to litigation in the future. If this matter were to lead to litigation, even if the claims were without merit, the litigation could be time consuming, expensive, cause management to divert attention from our business, and require changes to our products, and/or payment of monetary damages or enter into a licensing arrangement. Based upon information currently available to us, we do not believe there is any estimable and probable liability to us relating to these discussions and therefore no liability has been recorded as of March 31, 2011. In addition, management is unable to estimate a range of reasonably possible loss, if any, from this matter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, for the quarter ended March 31, 2011, there can be no assurances that control deficiencies will not be identified in the future.

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

The failure of our NetSuite Premier Payroll Service business to comply with applicable laws could result in substantial penalties and interest liabilities that could adversely affect our business.

During the first quarter of 2011, we took over additional aspects of the NetSuite Premier Payroll Service that our previous strategic partner, Pequest, had been providing until it wound down its business operations. There may be additional liabilities and potential exposures to us arising from taking over these new responsibilities. For example, if we fail to timely process or deliver payments or we otherwise fail to comply with applicable laws or regulations penalties and interest liabilities may be assessed against us or we may be responsible for penalties and interest liabilities assessed against our customers.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 48.5% of our common stock as of March 31, 2011. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 55.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2011, we had a total of 65.9 million shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 51.5% of our outstanding shares as of March 31, 2011, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date: May 5, 2011	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer