Form 10-Q
period 2011-06-30
NETSUITE INC
filed 2011-08-08
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-33870
_______________________
NetSuite Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	94-3310471
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2955 Campus Drive, Suite 100
San Mateo, California	94403-2511
(Address of principal executive offices)	(Zip Code)
(650) 627-1000
(Registrant's telephone number, including area code)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Check one): Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On July 31, 2011, 67,217,661 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$121,050	$104,298
Accounts receivable, net of allowances of $422 and $456 as of June 30, 2011 and December 31, 2010, respectively	29,364	27,235
Deferred commissions	17,292	15,401
Other current assets	16,929	7,190
Total current assets	184,635	154,124
Property and equipment, net	21,330	19,847
Deferred commissions, non-current	2,015	1,389
Goodwill	27,407	27,340
Other intangible assets, net	11,189	12,507
Other assets	2,067	2,086
Total assets	$248,643	$217,293
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,262	$1,489
Deferred revenue	89,361	75,827
Accrued compensation	11,929	12,048
Accrued expenses	5,402	5,144
Other current liabilities (including note payable to related party of $3,309 and $1,117 as of June 30, 2011 and December 31, 2010, respectively)	16,020	5,599
Total current liabilities	124,974	100,107
Long-term liabilities:
Deferred revenue, non-current	4,857	5,312
Other long-term liabilities (including note payable to related party of $2,764 and $3,535 as of June 30, 2011 and December 31, 2010, respectively)	4,742	5,590
Total long-term liabilities	9,599	10,902
Total liabilities	134,573	111,009
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 67,112,982 and 64,887,677 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	671	649
Additional paid-in capital	441,592	416,582
Accumulated other comprehensive income	795	578
Accumulated deficit	(328,988)	(311,525)
Total equity	114,070	106,284
Total liabilities and stockholders' equity	$248,643	$217,293
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscription and support	$94,054	$77,901	$48,240	$39,779
Professional services and other	17,220	13,438	9,593	7,310
Total revenue	111,274	91,339	57,833	47,089
Cost of revenue:
Subscription and support	15,715	13,190	8,084	6,556
Professional services and other	17,792	17,544	9,390	8,907
Total cost of revenue	33,507	30,734	17,474	15,463
Gross profit	77,767	60,605	40,359	31,626
Operating expenses:
Product development	20,358	16,969	10,911	8,918
Sales and marketing	57,930	42,260	30,469	21,881
General and administrative	16,217	14,663	8,340	7,789
Total operating expenses	94,505	73,892	49,720	38,588
Operating loss	(16,738)	(13,287)	(9,361)	(6,962)
Other income / (expense), net:
Interest income	91	93	42	49
Interest expense	(65)	(57)	(33)	(23)
Other income / (expense), net	(16)	(369)	(16)	(26)
Total other income / (expense), net	10	(333)	(7)	—
Loss before income taxes	(16,728)	(13,620)	(9,368)	(6,962)
Provision for income taxes	735	457	423	278
Net loss	(17,463)	(14,077)	(9,791)	(7,240)
Less: net loss attributable to noncontrolling interest	—	14	—	—
Net loss attributable to NetSuite Inc. common stockholders	$(17,463)	$(14,063)	$(9,791)	$(7,240)
Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.26)	$(0.22)	$(0.15)	$(0.11)
Weighted average number of shares used in computing net loss per share	65,940	63,283	66,489	63,470

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to NetSuite Inc. common stockholders	$(17,463)	$(14,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,358	3,851
Amortization of other intangible assets	2,035	2,461
Provision for accounts receivable allowances	141	297
Stock-based compensation	18,228	14,587
Amortization of deferred commissions	15,778	10,626
Noncontrolling interests	—	(14)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(2,265)	2,123
Deferred commissions	(18,294)	(10,631)
Other current assets	7	(1,512)
Other assets	5	431
Accounts payable	407	168
Accrued compensation	(199)	(1,742)
Deferred revenue	13,108	4,707
Other current liabilities	(167)	(1,872)
Other long-term liabilities	(537)	(242)
Net cash provided by operating activities	15,142	9,175
Cash flows from investing activities:
Purchases of property and equipment	(3,838)	(2,591)
Capitalized internal use software	(273)	(54)
Cash paid in business combination	(650)	—
Net cash used in investing activities	(4,761)	(2,645)
Cash flows from financing activities:
Payments under capital leases and long-term debt	(577)	(795)
Repurchase of noncontrolling interest	—	(1,370)
RSUs acquired to settle employee withholding liability	(162)	(3,734)
Proceeds from issuance of common stock	6,820	1,181
Net cash provided by / (used in) financing activities	6,081	(4,718)
Effect of exchange rate changes on cash and cash equivalents	290	24
Net change in cash and cash equivalents	16,752	1,836
Cash and cash equivalents at beginning of period	104,298	96,355
Cash and cash equivalents at end of period	$121,050	$98,191
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$49	$58
Cash paid for interest to other parties	$14	$7
Cash paid for income taxes, net of tax refunds	$632	$493
Noncash financing and investing activities:
Fixed assets and other acquired under capital lease	$2,443	$6,428
Funds held for customers and customer funds obligations	$7,934	$—
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six and three month periods ended June 30, 2011 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

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

As of June 30, 2011 and December 31, 2010, the Company owned a 100% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the three months ended March 31, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

Funds Held for Customers and Customer Funds Obligations

During the first quarter of 2011, the Company took over the provisioning of the NetSuite Premier Payroll Service (“Payroll Services”), for its NetSuite Basic Payroll service customers, from Perquest, its previous strategic partner, as Perquest terminated its business. As a result of providing the Payroll Services directly to its customers, the Company receives a significant amount of cash from Payroll Services customers and holds the funds for purposes of paying the appropriate taxing authorities on the customer’s behalf.  The Company holds Payroll Services customers’ tax filing deposits for the period between collection from Payroll Services customers and remittance to the applicable tax authorities. As of June 30, 2011, the Company held $7.9 million on behalf of Payroll Services customers. This amount was classified as other current assets with the corresponding customer tax obligation in other current liabilities in the financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and losses. This item has been excluded from net loss and is reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net loss	$(17,463)	$(14,077)	$(9,791)	$(7,240)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	217	(339)	62	(278)
Comprehensive loss	(17,246)	(14,416)	(9,729)	(7,518)
Less: comprehensive loss attributable to noncontrolling interests	—	16	—	—
Comprehensive loss attributable to NetSuite Inc.	$(17,246)	$(14,400)	$(9,729)	$(7,518)

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2011 and December 31, 2010, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
United States	$80,821	$69,206	$42,350	$35,863
International	30,453	22,133	15,483	11,226
Total revenue	$111,274	$91,339	$57,833	$47,089

Percentage of revenue generated outside of the United States	27%	24%	27%	24%

No single country outside the United States represented more than 10% of revenue during the six and three months ended June 30, 2011 or 2010.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Intellectual Property Rights Indemnification

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

As of June 30, 2011, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current liabilities. The fair value of these financial assets was determined using the following inputs as of June 30, 2011:

	June 30, 2011				December 31, 2010
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,312	$—	$—	$72,312	$72,256	$—	$—	$72,256
Total	$72,312	$—	$—	$72,312	$72,256	$—	$—	$72,256

Liabilities:
Foreign exchange contracts	$—	$79	$—	$79	$—	$243	$—	$243
Total	$—	$79	$—	$79	$—	$243	$—	$243

Restricted Cash

Restricted cash totaled $509,000 and $508,000 as of June 30, 2011 and December 31, 2010, respectively, and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2011, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $10.6 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2011 and December 31, 2010, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2011		December 31, 2010
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$3,690	$178	$2,048	$976
Australian dollar	3,622	587	4,056	1,324
Japanese yen	100	—	3,480	—
Canadian dollar	971	490	1,658	227
Euro	668	318	410	194
New Zealand dollar	—	—	52	—
Total	$9,051	$1,573	$11,704	$2,721

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	—	—	Other current liabilities	79	243
Total		—	—		79	243

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2011	2010	2011	2010
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	(308)	98	(141)	25
Total		(308)	98	(141)	25

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

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
In July 2011, the Company entered into a patent cross licensing agreement ("the Agreement") with a large technology company, which includes payments from the Company totaling $3.0 million with an initial installment of $1.0 million and the remaining amount payable by the Company over approximately the next two years. The Agreement provides the Company with the right to use the large technology company's patents over a period that is slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use the Company's existing and future patents. Using currently available information, the Company estimated the total present value of the historical patent rights to be approximately $679,000 and recorded this amount as general and administrative expense in its condensed consolidated statement of operations for the second quarter of 2011. The remaining amount of the initial installment payment will be recorded as prepaid royalty during the three month period ending September 30, 2011 and amortized to cost of subscription and support over the term of the license.

Note 5. Stock-based Compensation
During the first quarter of 2011, the Company granted 162,558 performance share units (“PSUs”) to selected executives and other key employees. These PSUs were divided into two sets: PSUs whose vesting is based upon the Company’s stock performance in relation to a group of peer companies (market-based) and PSUs whose vesting is contingent upon meeting certain company-wide performance goals (performance-based). The following company-wide performance goals were set for 2011: 60% of the shares are contingent upon meeting revenue goals, 15% of the shares are contingent upon meeting a non-GAAP measure of operating margin and 25% are contingent upon meeting a non-GAAP measure of operating cash flows. These shares are subject to term vesting conditions. The fair value and the related stock-based compensation expense of performance-based PSUs is determined based on the value of the underlying shares on the date of grant and recognized over the vesting term. During the 2011 interim financial periods, management estimates the probable number of PSUs that will be granted until the achievement of the performance goals is known by year end.
The fair value of market-based PSUs on the date of grant (measurement date) are calculated using a Monte Carlo valuation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group.

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

As of June 30, 2011, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $345,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $5.1 million for Japan where it had a full valuation allowance as of June 30, 2011 reducing its carrying value to zero. The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2006 through 2010 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(17,463)	$(14,063)	$(9,791)	$(7,240)
Denominator:
Weighted-average number of common shares outstanding	65,940	63,289	66,489	63,476
Less: Weighted-average number of common shares subject to repurchase	—	(6)	—	(6)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	65,940	63,283	66,489	63,470
Net loss per common share, basic and diluted	$(0.26)	$(0.22)	$(0.15)	$(0.11)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Shares in thousands)
Options to purchase shares of common stock	5,815	6,611	5,617	6,869
Unvested RSUs, PSUs and restricted stock awards	4,262	3,902	4,434	4,450
Warrants to purchase shares of common stock	—	10	—	10
Common stock subject to repurchase	—	6	—	6
Total	10,077	10,529	10,051	11,335

Note 8. Related Party Transactions
In August 2006, the Company entered into a license agreement with SolarWinds, Inc. (“SolarWinds”). A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. The Company and SolarWinds have renewed the licensing agreement and the Company has sold to SolarWinds additional services at various points in time. In March 2011, SolarWinds entered into a one year renewal of the license and support agreement for which SolarWinds will pay the Company $1.1 million in the aggregate. During second quarter of 2011, the Company received a $560,000 payment for the license and support agreement renewed in the first quarter of 2011.
In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s board in April 2009. In March 2011, MetLife entered into a professional services agreement with the Company for which MetLife will pay the Company approximately $97,500.

In April 2011, the Company amended its sponsorship agreement with the Oakland Athletics (“the Athletics”). Under the terms of the amendment, the Company will pay the Athletics $473,000 over the three year term of the agreement to extend certain sponsorship benefits through 2013. During the second quarter of 2011, the Company paid the Athletics $367,000 in accordance with the terms of its sponsorship agreement with the organization. William Beane III, the General Manager of the Athletics, became a member of the Company's board of directors in January 2007.

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

In May 2011, the Company entered into an integrated database storage system agreement with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. Total cost for the integrated database storage system was $434,000. Additionally, during the second quarter of 2011, the Company paid Oracle Financing $1.0 million which included $598,000 related to a support services agreement renewed in May 2011 and $354,000 related to software licenses and $49,000 related to interest in connection with a related party note entered into in May of 2010.

Additional related party transactions entered into prior to December 31, 2010 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

Note 9. Subsequent Event

On August 2, 2011, the Company completed the purchase of substantially all of the assets of a small private company ("SPC") that provides on-demand software. The Company paid $1.5 million in cash and $1.5 million in the Company's common stock of which $375,000 in cash is being withheld for a year following the close of transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

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

Overview

We are the industry’s leading provider of cloud-based financials/ ERP software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our “real-time dashboard” technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to supporting and implementing our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six and three months ended June 30, 2011, we did not have any single customer that accounted for more than 3% of our revenue.

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

•
Strengthening our professional services automation verticalization with the continued expansion of functionality for Services Resource Planning (SRP) in NetSuite OpenAir, NetSuite and NetSuite OneWorld products; and

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

We sell our application suite pursuant to subscription agreements. The duration of these agreements is generally one year. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period. In the aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2011, we had deferred revenue of $94.2 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
United States	$80,821	$69,206	$42,350	$35,863
International	30,453	22,133	15,483	11,226
Total revenue	$111,274	$91,339	$57,833	$47,089

Percentage of revenue generated outside of the United States	27%	24%	27%	24%

Employees

The number of full-time employees as of June 30, 2011 was 1,171 as compared to 1,084 at December 31, 2010 and 1,003 at June 30, 2010. As of June 30, 2011, our headcount included 366 employees in sales and marketing; 478 employees in operations; professional services, training and customer support; 208 employees in product development; and 119 employees in a general and administrative capacity.

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
We expect cost of revenue to remain flat as a percentage of revenue over the near term; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures. Additionally, we expect to further increase data center capacity in the remainder of 2011, which will further increase our cost of revenue.

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
We expect product development expenses to increase in absolute dollars and remain flat as a percentage of revenue as we continue to extend our service offerings in other countries and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

Operating Expenses - Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to trade name and customer relationships and allocated overhead. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized. We expect our commission expense to remain at approximately the same percentage of revenue going forward.
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

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed on March 3, 2011 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six months end June 30,		Three months end June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenue:
Subscription and support	$94,054	$77,901	$48,240	$39,779
Professional services and other	17,220	13,438	9,593	7,310
Total revenue	111,274	91,339	57,833	47,089
Cost of revenue (1):
Subscription and support	15,715	13,190	8,084	6,556
Professional services and other	17,792	17,544	9,390	8,907
Total cost of revenue	33,507	30,734	17,474	15,463
Gross profit	$77,767	$60,605	$40,359	$31,626
Gross margin	70%	66%	70%	67%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$1,891	$1,692	$919	$872
Professional services and other	1,988	1,743	1,024	942
	$3,879	$3,435	$1,943	$1,814

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Revenue for the six months ended June 30, 2011 increased $19.9 million, or 22%, compared to the same period in 2010.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2011 increased $16.2 million, or 21%, compared to the same period in 2010. The increase was primarily the result of a $15.0 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld and a $1.2 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2011 increased $3.8 million, or 28%, compared to the same period in 2010. The increase was primarily the result of a $11.6 million increase in revenue resulting from the acquisition of new customers, an increase in productivity, a slight increase in the average hourly rate charged to customers for professional services and the recognition of $541,000 in revenue on a single engagement where revenue recognition was delayed until the completion of the project during the six months ended June 30, 2011 when compared to the same period in 2010. The increase in professional services and other revenue was partially offset by a $7.8 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011.

Revenue generated outside of the United States was $30.5 million, or 27%, of our revenue, during the six months ended June 30, 2011, as compared to $22.1 million, or 24%, during the same period in 2010.

Cost of revenue for the six months ended June 30, 2011 increased $2.8 million, or 9%, compared to the same period in 2010.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2011 increased $2.5 million, or 19%, compared to the same period in 2010. The increase was primarily the result of a $832,000 increase in personnel costs resulting from an increase in headcount and an increase in annual salaries, a $638,000 increase in overhead expense allocations resulting from an increase in total allocation costs, a $607,000 increase in data center expenses resulting from an increase in capacity and a $471,000 increase in depreciation expense related to data center equipment acquired over the past year.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2011 increased $248,000, or 1%, compared to the same period in 2010. The increase was primarily the result of a $732,000 increase in personnel costs related to payroll taxes, employee benefits and incentive bonuses, a $267,000 increase in billable travel partially offset by a decrease of $779,000 in external consultant fees and overhead allocation.

Our gross margin increased to 70% during the six months ended June 30, 2011 compared to 66% for the same period in 2010. The profitability of our professional service engagements increased during the first six months of 2011 compared to the same period in the prior year primarily due to an increase in productivity and the average hourly rate charged to customers, and the recognition of revenue on an engagement where revenue was delayed until completion of the project. Additionally, the increase in subscription and support revenue without a proportional increase in our data center operating expenses also had a positive impact on our gross margins.

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenue for the three months ended June 30, 2011 increased $10.7 million, or 23%, compared to the same period in 2010.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2011 increased $8.5 million, or 21%, compared to the same period in 2010. The increase was primarily the result of a $7.8 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld, and a $674,000 increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2011 increased $2.3 million, or 31%, compared to the same period in 2010. The increase was primarily the result of a $6.3 million increase in revenue resulting from the acquisition of new customers, an increase in productivity, a slight increase in the average hourly rate charged to customers for professional services and the recognition of $541,000 in revenue on a single engagement where revenue recognition was delayed until the completion of the project during the three months ended June 30, 2011 when compared to the same period in 2010. The increase in professional services and other revenue was partially offset by a $4.0 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011.

Revenue generated outside of the United States was $15.5 million, or 27%, of our revenue, during the three months ended June 30, 2011, as compared to $11.2 million, or 24%, during the same period in 2010.

Cost of revenue for the three months ended June 30, 2011 increased $2.0 million, or 13%, compared to the same period in 2010.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2011 increased by $1.5 million, or 23%, compared to the same period in 2010. The increase was primarily the result of a $616,000 increase in personnel costs resulting from an increase in headcount and an increase in annual salaries, a $402,000 increase in data center expenses resulting from an increase in capacity, a $239,000 increase in depreciation expense related to the development of our data center infrastructure and a $336,000 increase in overhead and other expenses.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2011 increased by $483,000, or 5%, compared to the same period in 2010. The increase was primarily the result of a $469,000 increase in personnel costs related to payroll taxes and employee benefits, a $216,000 increase in billable travel partially offset by a decrease of $210,000 in external consultant fees and overhead allocation. We view professional services as an investment in customer success to ensure that we continue to receive recurring subscription and support revenue.

Our gross margin was 70% during the three months ended June 30, 2011, a 3% increase from the same period in 2010. The increase resulted primarily from a 31% increase in professional services revenue due to an increase in productivity and the average hourly rate charged to our customers, and the recognition of revenue on a single engagement where revenue recognition was delayed until the completion of the project.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six months ended June 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$20,358	18%	$16,969	19%
Sales and marketing	57,930	52%	42,260	46%
General and administrative	16,217	15%	14,663	16%
Total operating expenses	$94,505	85%	$73,892	81%

	Three Months Ended June 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$10,911	19%	$8,918	19%
Sales and marketing	30,469	53%	21,881	46%
General and administrative	8,340	14%	7,789	17%
Total operating expenses	$49,720	86%	$38,588	82%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Six months end June 30,		Three months end June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Product development	$5,277	$4,604	$3,097	$2,420
Sales and marketing	6,507	4,596	3,422	2,400
General and administrative	5,319	4,547	2,956	2,479
Total	$17,103	$13,747	$9,475	$7,299

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Product development expenses for the six months ended June 30, 2011 increased $3.4 million, or 20%, as compared to the same period in 2010. The increase was primarily the result of a $3.5 million increase in personnel costs resulting from an increase in the number of employees, annual salary increases, incentive bonuses and an increase in stock-based compensation. The increase in personnel costs includes a $673,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2011.

Sales and marketing expenses for the six months ended June 30, 2011 increased $15.7 million, or 37%, as compared to the same period in 2010. The increase was primarily the result of a $13.2 million increase in personnel costs, a $1.5 million increase in marketing expenses and a $1.5 million increase in overhead allocation expense. The increase in personnel costs related primarily to increases in payroll and commission expenses resulting from an increase in headcount and better than expected sales performance. Additionally, personnel costs include a $2.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the six months ended June 30, 2011. These increases were partially offset by a $400,000 reduction in other cost primarily due to fully amortized intangible assets.

General and administrative expenses for the six months ended June 30, 2011 increased $1.6 million, or 11%, as compared to the same period in 2010. The increase was primarily the result of a $1.3 million increase in personnel costs, a $830,000 increase in overhead costs primarily related to our facility operations and $720,000 in costs associated with the settlement of a patent dispute partially offset by a $1.2 million in overhead allocations to other departments which increased from the prior year due to increased headcount in other departments. The increase in personnel costs resulted from annual salary increases, incentive bonuses and increases in other payroll costs.

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Product development expenses for the three months ended June 30, 2011 increased $2.0 million, or 22%, as compared to the same period in 2010. The increase was primarily the result of a $2.1 million increase in personnel costs. The increase in personnel costs, particularly employee benefits, payroll and recruiting costs, resulted from an increase in headcount from the prior year.

Sales and marketing expenses for the three months ended June 30, 2011 increased $8.6 million, or 39%, as compared to the same period in 2010. The increase was primarily the result of a $7.4 million increase in personnel costs, a $755,000 increase in marketing expenses and a $562,000 increase in overhead allocation expenses, partially offset by a $178,000 decrease in intangible asset amortization expense. The increase in personnel costs related to an increase in headcount, commission expenses and stock-based compensation.

General and administrative expenses for the three months ended June 30, 2011 increased $551,000, or 7%, as compared to the same period in 2010. The increase was primarily the result of $720,000 in costs associated with the settlement of a patent dispute, a $334,000 increase in personnel cost, partially offset by a $503,000 decrease in outside professional services expense and the allocation of expenses to other departments. The increase in personnel costs resulted from an increase in annual salaries and payroll taxes.

Non-operating Items

Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of noncontrolling interest, was as follows for the periods presented:

	Six months ended June 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$91	—%	$93	—%
Interest expense	(65)	—%	(57)	—%
Other income / (expense)	(16)	—%	(369)	—%
Provision for income taxes	(735)	1%	(457)	1%
Noncontrolling interest	—	—%	14	—%

	Three Months Ended June 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$42	—%	$49	—%
Interest expense	(33)	—%	(23)	—%
Other income / (expense)	(16)	—%	(26)	—%
Provision for income taxes	(423)	1%	(278)	1%
Noncontrolling interest	—	—%	—	—%

Net other income / (expense) for the six months ended June 30, 2011 decreased $353,000 as compared to the same period in 2010. The decrease in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner in 2010.

Liquidity and Capital Resources

As of June 30, 2011, our primary sources of liquidity were our cash and cash equivalents totaling $121.1 million and $29.4 million in accounts receivable, net of allowance.

In the six months ended June 30, 2011, cash flows from operations were $15.1 million. Although we have had positive operating cash flows for nine consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $509,000 and $508,000 as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, we had an accumulated deficit of $329.0 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$15,142	$9,175
Net cash used in investing activities	(4,761)	(2,645)
Net cash provided by / (used in) financing activities	6,081	(4,718)
Effect of exchange rate changes on cash and cash equivalents	290	24
Net change in cash and cash equivalents	$16,752	$1,836

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of an increase in revenue and deferred revenue offset by an increase in commissions paid.

Cash used in investing activities during the six months ended June 30, 2011 and 2010 was primarily related to capital expenditures for property and equipment and the purchase of an on-line property, plant and equipment solution from a small private company.

The net cash provided by financing activities for the six months ended June 30, 2011 was primarily related to proceeds from the issuance of common stock as a result of the exercise of stock options. During the six months ended June 30, 2010, financing activities included a payment for the purchase of the remaining ownership equity in NetSuite KK, payments to acquire shares upon vesting of RSUs to settle employee withholding liability and payments on capital leases.

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the second quarter of 2011, we entered into a lease agreement for a product development facility in the Czech Republic. Total lease payments of approximately $2.5 million related to this facility will be recorded as an operating expense over the next eight years unless we exercise our option to terminate the lease after five years.

During the second quarter of 2011, we entered into a lease agreement to relocate our Japan sales and operations office to another building within Japan. Total lease payments of approximately $394,000 related to this facility will be recorded as an operating expense over the next two years.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $121.1 million as of June 30, 2011. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six and three months ended June 30, 2011, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 8% and 9%, respectively, when compared to the same period in the prior year. This adverse fluctuation in foreign currency rates negatively affected our income by approximately $729,000 and $229,000 in the six and three months ended June 30, 2011, respectively.

During the six and three months ended June 30, 2011, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1,

“Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2011 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2011, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. We have accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable.
In July 2011, we entered into a patent cross licensing agreement ("the Agreement") with a large technology company for consideration totaling $3.0 million with an initial amount of $1.0 million and the remaining amount payable over approximately the next two years. The Agreement provides us with the right to use the large company's patents over a period of slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use our existing and future patents. Using currently available information, we estimated the total present value of the historical patent rights to be approximately

$679,000 and recorded this amount as general and administrative expense in our condensed consolidated statement of operations for the second quarter of 2011. The remaining amount of the initial installment payment will be recorded as prepaid royalty during the three month period ending September 30, 2011 and amortized to cost of subscription and support over the term of the license.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $17.5 million for the six months ended June 30, 2011. As of that date, our accumulated deficit was $329.0 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our customers are medium‑sized businesses and divisions of large companies, which may result in increased costs as we attempt to reach, acquire and retain customers.

We market and sell our application suite primarily to medium-sized businesses and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining medium-sized businesses can be more difficult than selling to and retaining large enterprises because medium-sized business customers:

•	are more price sensitive;

•	are more difficult to reach with broad marketing campaigns;

•	have high churn rates in part because of the nature of their businesses;

•	often lack the staffing to benefit fully from our application suite’s rich feature set; and

•	often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost‑effectively market and sell our service to our target customers, our ability to grow our revenue quickly and become profitable will be harmed.

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

We host our services, serve our customers and support our operations primarily from California based data centers, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In particular, our California based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break‑ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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

Because we deliver our application suite as a service, errors or defects in the software applications underlying our service, or a failure of our hosting infrastructure, may make our service unavailable to our customers. Since our customers use our suite to manage critical aspects of their business, any errors, defects, disruptions in service or other performance problems with our suite, whether in connection with the day‑to‑day operation of our suite, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service or other performance problems with our suite, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation.

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

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information. If our security measures are breached as a result of third‑party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Such an actual or perceived breach could also cause a significant and rapid decline in our stock price.

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

Assertions by a third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time‑consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent and an increasing amount of litigation based on allegations of infringement or other violations of intellectual property rights. As we continue to grow, the possibility of intellectual property rights claims against us may increase. Our technologies may not be able to withstand any third‑party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for certain third‑party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time‑consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our suite to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or our customers, we may have to pay damages, license fees and/or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products and services. As a result, we may also be required to develop alternative non‑infringing technology, which could require significant effort and expense and/or cause us to alter our product and service offerings which could negatively affect our business.

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

Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet‑related industries are uncertain and still evolving.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,171 as of June 30, 2011.

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

Fluctuations in our operating results could cause our stock price to decline rapidly, may lead analysts to change their long‑term model for valuing our common stock, may impact our ability to retain or attract key personnel, or cause other unanticipated issues. If our operating results or financial outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.

We believe that our revenue and operating results may vary significantly in the future and that period‑to‑period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

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

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing application suite and to introduce new services and sell into new markets. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost‑effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our application, including new vertical markets and new countries or regions, may not be receptive. If we are unable to successfully develop or acquire new services, enhance our existing services to meet customer requirements or sell our services into new markets, our revenue will not grow as expected and we may not be able to achieve profitability.

Because we are a global organization and our long‑term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business is susceptible to risks associated with international sales and operations.

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

We rely on third‑party software, including Oracle database software, that may be difficult to replace or could cause errors or failures of our service that could lead to lost customers or harm to our reputation.

We rely on software licensed from third parties to offer our service, including database software from Oracle. This software may not continue to be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third‑party software could result in errors or a failure of our service which could harm our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the quarter ended June 30, 2011, there can be no assurances that control deficiencies will not be identified in the future.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for financials/ERP, CRM, PSA and Ecommerce solutions and restricting our ability to store, process and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet‑based services, harming our business and operating results.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self‑regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, financials/ERP, CRM, PSA and Ecommerce solutions would be less effective likely reducing demand for our service and harm our business.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non‑deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating losses. Increases in our effective tax rate could harm our operating results.

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

We may in the future seek to acquire or invest in additional businesses, products, technologies or other assets. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time‑consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 47.6% of our common stock as of June 30, 2011. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 54.5% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2011, we had a total of 67,112,982 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 52.4% of our outstanding shares as of June 30, 2011, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Anti‑takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No	Description of Exhibits

2.1
Ordering Document between NetSuite Inc. and Oracle America, Inc. dated May 10, 2011. (which is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K file on May 13, 2011, Commission File No. 001-33870).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 5, 2011	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer