Form 10-Q
period 2011-09-30
NETSUITE INC
filed 2011-11-07
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☒

On October 31, 2011, 67,882,362 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$126,777	$104,298
Accounts receivable, net of allowances of $374 and $456 as of September 30, 2011 and December 31, 2010, respectively	30,083	27,235
Deferred commissions	18,734	15,401
Other current assets	12,491	7,190
Total current assets	188,085	154,124
Property and equipment, net	21,843	19,847
Deferred commissions, non-current	2,403	1,389
Goodwill	27,564	27,340
Other intangible assets, net	13,049	12,507
Other assets	3,683	2,086
Total assets	$256,627	$217,293
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,393	$1,489
Deferred revenue	92,574	75,827
Accrued compensation	13,806	12,048
Accrued expenses	5,905	5,144
Other current liabilities (including note payable to related party of $2,729 and $1,117 as of September 30, 2011 and December 31, 2010, respectively)	11,542	5,599
Total current liabilities	126,220	100,107
Long-term liabilities:
Deferred revenue, non-current	4,458	5,312
Other long-term liabilities (including note payable to related party of $2,375 and $3,535 as of September 30, 2011 and December 31, 2010, respectively)	6,048	5,590
Total long-term liabilities	10,506	10,902
Total liabilities	136,726	111,009
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 67,837,397 and 64,887,677 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	678	649
Additional paid-in capital	454,794	416,582
Accumulated other comprehensive income	346	578
Accumulated deficit	(335,917)	(311,525)
Total equity	119,901	106,284
Total liabilities and stockholders' equity	$256,627	$217,293
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscription and support	$145,388	$119,735	$51,334	$41,834
Professional services and other	26,845	21,347	9,625	7,909
Total revenue	172,233	141,082	60,959	49,743
Cost of revenue:
Subscription and support	24,342	20,038	8,627	6,848
Professional services and other	27,450	26,090	9,658	8,546
Total cost of revenue	51,792	46,128	18,285	15,394
Gross profit	120,441	94,954	42,674	34,349
Operating expenses:
Product development	31,615	26,451	11,257	9,482
Sales and marketing	88,209	66,623	30,279	24,363
General and administrative	23,839	21,773	7,622	7,110
Total operating expenses	143,663	114,847	49,158	40,955
Operating loss	(23,222)	(19,893)	(6,484)	(6,606)
Other income / (expense), net:
Interest income	127	159	36	66
Interest expense	(104)	(100)	(39)	(43)
Other expense, net	(130)	(499)	(114)	(130)
Total other expense, net	(107)	(440)	(117)	(107)
Loss before income taxes	(23,329)	(20,333)	(6,601)	(6,713)
Provision for income taxes	1,063	702	328	245
Net loss	(24,392)	(21,035)	(6,929)	(6,958)
Less: net loss attributable to noncontrolling interest	—	14	—	—
Net loss attributable to NetSuite Inc. common stockholders	$(24,392)	$(21,021)	$(6,929)	$(6,958)
Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.37)	$(0.33)	$(0.10)	$(0.11)
Weighted average number of shares used in computing net loss per share	66,459	63,513	67,477	63,965

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to NetSuite Inc. common stockholders	$(24,392)	$(21,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,745	5,758
Amortization of other intangible assets	2,884	3,549
Provision for accounts receivable allowances	243	377
Stock-based compensation	28,166	23,038
Amortization of deferred commissions	24,954	16,814
Noncontrolling interests	—	(14)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(3,003)	896
Deferred commissions	(29,300)	(17,301)
Other current assets	146	(1,478)
Other assets	247	448
Accounts payable	911	1,093
Accrued compensation	1,821	(884)
Deferred revenue	15,864	2,823
Other current liabilities	(18)	41
Other long-term liabilities	(691)	(468)
Net cash provided by operating activities	24,577	13,671
Cash flows from investing activities:
Purchases of property and equipment	(7,156)	(4,366)
Capitalized internal use software	(406)	(67)
Cash paid in business combination	(1,775)	—
Net cash used in investing activities	(9,337)	(4,433)
Cash flows from financing activities:
Payments under capital leases and long-term debt	(1,080)	(1,182)
Repurchase of noncontrolling interest	—	(1,370)
RSUs acquired to settle employee withholding liability	(205)	(5,587)
Proceeds from issuance of common stock	8,662	3,590
Net cash provided by / (used in) financing activities	7,377	(4,549)
Effect of exchange rate changes on cash and cash equivalents	(138)	74
Net change in cash and cash equivalents	22,479	4,763
Cash and cash equivalents at beginning of period	104,298	96,355
Cash and cash equivalents at end of period	$126,777	$101,118
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$82	$88
Cash paid for interest to other parties	$22	$12
Cash paid for income taxes, net of tax refunds	$900	$631
Noncash financing and investing activities:
Fixed assets and other acquired under capital lease	$1,791	$6,090
Funds held for customers and customer funds obligations	$4,294	$—
Common stock issued in connection with business combination	$1,400	$—
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine and three month periods ended September 30, 2011 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 3, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company owned a 100% interest in NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. During the three months ended March 31, 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million in cash. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not expect the adoption of this update to have an impact on its consolidated results of operations and financial condition.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements and will result in presentation changes for our consolidated financial statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)-Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, the update enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.

Business Combination

On August 2, 2011, the Company completed the purchase of substantially all of the assets of a small private company ("SPC") that provides on-demand software. Accordingly, the assets and operating results of SPC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. As consideration on the closing date, the Company paid $1.1 million in cash and issued 38,102 shares of the Company's common stock valued at $1.4 million on the closing date. Additional consideration of $375,000 in cash is being withheld for a year following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. Third-party costs associated with this transaction were negligible. The Company will integrate SPC's technology into its product suite to enhance the functionality of its suite.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include but are not limited to the expected costs to recreate the assets. The excess of the purchase price over the total identifiable assets has been recorded as goodwill. The Company did not record any in-process research and development charges in connection with the acquisition.

The allocation of the SPC consideration to the assets acquired was as follows:

(dollars in thousands)
Developed technology	$2,513
Customer relationships	183
Unbilled receivables	47
Goodwill	157
Total purchase price	$2,900

Cash	$1,500
Fair value common stock issued	1,400
Total purchase price	$2,900

The Company will amortize the developed technology and customer relationships intangible assets ratably on a straight-line basis over a four year term. The SPC's operating results are not material for pro forma disclosure.

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

Generally, the Company enters into subscription and support agreements for 12 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

Cross Patent License Agreement
In July 2011, the Company entered into a patent cross licensing agreement ("the Agreement") with a large technology company, which includes payments from the Company totaling $3.0 million with an initial installment of $1.0 million and the remaining amount payable by the Company over approximately the next two years. The Agreement provides the Company with the right to use the large technology company's patents over a period that is slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use the Company's existing and future patents. The Company estimated the total present value of the historical patent rights to be approximately $679,000 and recorded this amount as general and administrative expense in its condensed consolidated statement of operations for the second quarter of 2011. During the third quarter of 2011, the Company paid the initial $1.0 million installment to the large technology company and recorded a long-term asset and corresponding long-term liability for the remaining payments.

Funds Held for Customers and Customer Funds Obligations

During the first quarter of 2011, the Company took over the provisioning of the NetSuite Premier Payroll Service (“Payroll Services”), for its NetSuite Basic Payroll service customers, from Perquest, its previous strategic partner, as Perquest terminated its business. As a result of providing the Payroll Services directly to its customers, the Company receives a significant amount of cash from Payroll Services customers and holds the funds for purposes of paying the appropriate taxing authorities on the customer’s behalf.  At the time the Company collects the funds, legal ownership transfers to the Company. The Company holds Payroll Services customers’ tax filing deposits for the period between collection from Payroll Services customers and remittance to the applicable tax authorities. During the third quarter of 2011, the Company entered into an agreement to outsource Payroll Services to a third-party payroll processor and began the process of transitioning its existing customers to the outsourced service. The Company expects to complete this transition in the fourth quarter of 2011. As of September 30, 2011, the Company held $4.3 million on behalf of Payroll Services customers. This amount was classified as other current assets with the corresponding customer tax obligation in other current liabilities in the financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of foreign currency translation gains and (losses) and a benefit obligation related to a statutory retirement plan for its employees in the Philippines. These items have been excluded from net loss and are reflected instead in stockholders’ equity. The Company’s comprehensive loss was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net loss	$(24,392)	$(21,035)	$(6,929)	$(6,958)
Other comprehensive income / (loss):
Foreign currency translation gains / (losses), net of taxes	(105)	(160)	(322)	179
Statutory retirement pay - Philippines	(127)	—	(127)	—
Comprehensive loss	(24,624)	(21,195)	(7,378)	(6,779)
Less: comprehensive loss attributable to noncontrolling interests	—	16	—	—
Comprehensive loss attributable to NetSuite Inc.	$(24,624)	$(21,179)	$(7,378)	$(6,779)

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2011 and December 31, 2010, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2011 and December 31, 2010, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
United States	$126,031	$105,248	$45,210	$36,041
International	46,202	35,834	15,749	13,702
Total revenue	$172,233	$141,082	$60,959	$49,743

Percentage of revenue generated outside of the United States	27%	25%	26%	28%

No single country outside the United States represented more than 10% of revenue during the nine and three months ended September 30, 2011 or 2010.

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

As of September 30, 2011, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,329	$—	$—	$72,329	$72,256	$—	$—	$72,256
Foreign exchange contracts	—	378		378				—
Total	$72,329	$378	$—	$72,707	$72,256	$—	$—	$72,256

Liabilities:
Foreign exchange contracts	$—	$8	$—	$8	$—	$243	$—	$243
Total	$—	$8	$—	$8	$—	$243	$—	$243

Restricted Cash

Restricted cash totaled $509,000 and $508,000 as of September 30, 2011 and December 31, 2010, respectively, and is included in other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements. Of the $509,000 restricted cash balance as of September 30, 2011, $265,000 is classified as current other assets and $244,000 is classified as long-term other assets. The $508,000 restricted cash balance as of December 31, 2010 was classified as long-term other assets.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2011, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $11.8 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2011 and December 31, 2010, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2011		December 31, 2010
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$4,690	$398	$2,048	$976
Australian dollar	3,128	183	4,056	1,324
Japanese yen	200	—	3,480	—
Canadian dollar	1,051	1,087	1,658	227
Euro	528	268	410	194
Czech crown	250	—	—	—
New Zealand dollar	—	—	52	—
Total	$9,847	$1,936	$11,704	$2,721

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$378	—	Other current liabilities	$8	$243
Total		$378	—		$8	$243

The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2011	2010	2011	2010
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$65	$(498)	$373	$(595)
Total		$65	$(498)	$373	$(595)

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

Note 5. Stock-based Compensation
During the first quarter of 2011, the Company granted 162,558 performance share units (“PSUs”) to selected executives and other key employees. These PSUs were divided into two sets: PSUs whose vesting is based upon the Company’s stock performance in relation to a group of peer companies (market-based) and PSUs whose vesting is contingent upon meeting certain company-wide performance goals (performance-based). The following company-wide performance goals were set for 2011: 60% of the shares are contingent upon meeting revenue goals, 15% of the shares are contingent upon meeting a non-GAAP measure of operating margin and 25% are contingent upon meeting a non-GAAP measure of operating cash flows. These shares are subject to term vesting conditions. The fair value and the related stock-based compensation expense of performance-based PSUs are determined based on the value of the underlying shares on the date of grant and recognized over the vesting term. During the 2011 interim financial periods, management estimates the probable number of PSUs that will be granted until the achievement of the performance goals is known by year end.
The $36.40 per share fair value of market-based PSUs on the date of grant (measurement date) is calculated using a Monte Carlo valuation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group.
In connection with the Company's acquisition of SPC in the third quarter of 2011, the Company entered into employment agreements with SPC's two stockholders. Each of the employment agreements includes a 60,000 restricted stock unit grant which vests over the next four years in accordance with the terms of the Company' equity compensation plan. On August 2, 2011, the Company granted the new employees a total of 120,000 restricted stock units with a fair value of $4.4 million. The costs of the equity grants will be recognized as product development expense in the Company's statement of operations over the four year vesting period.

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

As of September 30, 2011, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $339,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $5.4 million for Japan where it had a full valuation allowance as of September 30, 2011 reducing its carrying value to zero.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of the Company's significant foreign jurisdictions, the 2006 through 2010 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(24,392)	$(21,021)	$(6,929)	$(6,958)
Denominator:
Weighted-average number of common shares outstanding	66,459	63,519	67,477	63,971
Less: Weighted-average number of common shares subject to repurchase	—	(6)	—	(6)
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	66,459	63,513	67,477	63,965
Net loss per common share, basic and diluted	$(0.37)	$(0.33)	$(0.10)	$(0.11)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Shares in thousands)
Options to purchase shares of common stock	5,552	6,611	5,035	6,611
Unvested RSUs, PSUs and restricted stock awards	4,243	4,118	4,204	4,391
Warrants to purchase shares of common stock	—	7	—	—
Common stock subject to repurchase	—	6	—	6
Total	9,795	10,742	9,239	11,008

Note 8. Related Party Transactions
In November 2009 the Company entered into a license agreement with Trustwave Holdings Inc. (“Trustwave”). The Company's President and Chief Executive Officer, Zachary Nelson became a member of TrustWave's board of directors in June 2011. The Company and Trustwave have renewed the license agreement and the Company has sold additional services to Trustwave at various points in time. In September 2011, Trustwave renewed the license and support services for another year for $138,000. During the third quarter of 2011, Trustwave paid the Company $31,000 for license and support services.

In September 2007, the Company entered into an agreement with IRON Solutions LLC under which IRON Solutions became a partner and reseller of the NetSuite product. In June 2008, IRON Solutions was acquired in part by StarVest Partners LLC. Deborah Farrington, a member of the Company's board of directors, is also a founding principal of StarVest Partners. IRON Solutions also has a preexisting services agreement with the Company. In the third quarter of 2011, IRON Solutions purchased additional subscription and professional services from the Company for $125,000. The Company will provide these services to IRON Solutions over the next three years. During the third quarter of 2011, the Company received a $49,000 payment for subscription and professional services provided to IRON Solutions.
In March 2008 the Company entered into a license agreement with Ideeli Inc. (“Ideeli”). A member of the Company's board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P and in December 2009 another general partner of StarVest Partners, L.P. became a member of the board of directors of Ideeli. The Company and Ideeli have renewed the license agreement and the Company has sold additional services to Ideeli at various points in time. In September 2011, Ideeli renewed the license and support services for seven months for $171,000. During the third quarter of 2011, Ideeli paid the Company $15,000 for license and support services.
In August 2006, the Company entered into a license agreement with SolarWinds, Inc. (“SolarWinds”). A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. The Company and SolarWinds have renewed the licensing agreement and the Company has sold to SolarWinds additional services at various points in time. In March 2011, SolarWinds renewed the license and support services for two years with an option to extend for a third year. SolarWinds will pay the Company $1.1 million in the aggregate over two years for its services. During the second quarter of 2011, the Company received a $560,000 payment for the license and support agreement renewed in the first quarter of 2011.
In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s board in April 2009. In March 2011, MetLife entered into a professional services agreement with the Company for which MetLife will pay the Company approximately $97,500. During the third quarter of 2011, the Company received a $30,000 payment from MetLife.

In April 2011, the Company amended its sponsorship agreement with the Oakland Athletics (“the Athletics”). Under the terms of the amendment, the Company will pay the Athletics $473,000 over the three year term of the agreement to extend certain sponsorship benefits through 2013. During the first nine months of 2011, the Company paid the Athletics $408,000 in accordance with the terms of its sponsorship agreement with the organization. William Beane III, the General Manager of the Athletics, became a member of the Company's board of directors in January 2007.

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

In May 2011, the Company purchased an integrated database storage system from Oracle USA, Inc., an affiliate of Oracle Corporation, for $456,000. During the third quarter of 2011, the Company paid the $456,000 outstanding balance in full. Additionally, during the nine months ended September 30, 2011, the Company paid Oracle Financing $2.0 million which included $1.2 million related to a support services agreement renewed in May 2011, $734,000 related to software licenses and $82,000 related to interest in connection with a related party note entered into in May of 2010. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine and three months ended September 30, 2011 , we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2011, we had deferred revenue of $97.0 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
United States	$126,031	$105,248	$45,210	$36,041
International	46,202	35,834	15,749	13,702
Total revenue	$172,233	$141,082	$60,959	$49,743

Percentage of revenue generated outside of the United States	27%	25%	26%	28%

Employees

The number of full-time employees as of September 30, 2011 was 1,243 as compared to 1,084 at December 31, 2010 and 1,022 at September 30, 2010. As of September 30, 2011, our headcount included 376 employees in sales and marketing; 510 employees in operations; professional services, training and customer support; 231 employees in product development; and 126 employees in a general and administrative capacity.

Cost of Revenue

Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, outsourced subscription services, costs associated with website development activities, allocated overhead, intangible asset amortization expense associated with capitalized internal use software and acquired developed technology and related plant and equipment depreciation and amortization expenses.

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

Critical Accounting Policies and Judgments

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

There have been no significant changes in our critical accounting policies and estimates during the first nine months of 2011 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 3, 2011. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K filed on March 3, 2011 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenue:
Subscription and support	$145,388	$119,735	$51,334	$41,834
Professional services and other	26,845	21,347	9,625	7,909
Total revenue	172,233	141,082	60,959	49,743
Cost of revenue (1):
Subscription and support	24,342	20,038	8,627	6,848
Professional services and other	27,450	26,090	9,658	8,546
Total cost of revenue	51,792	46,128	18,285	15,394
Gross profit	$120,441	$94,954	$42,674	$34,349
Gross margin	70%	67%	70%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$2,698	$2,682	$807	$990
Professional services and other	3,055	2,785	1,067	1,042
	$5,753	$5,467	$1,874	$2,032

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Revenue for the nine months ended September 30, 2011 increased $31.2 million, or 22%, compared to the same period in 2010.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2011 increased $25.7 million, or 21%, compared to the same period in 2010. The increase was primarily the result of a $23.2 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld and a $2.5 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2011 increased $5.5 million, or 26%, compared to the same period in 2010. The increase was primarily the result of an $18.0 million increase in revenue resulting from the acquisition of new customers, an increase in productivity, a slight increase in the average hourly rate charged to customers for professional services and the recognition of $541,000 in revenue on a single engagement where revenue recognition was delayed until the completion of the project during the nine months ended September 30, 2011 when compared to the same period in 2010. The increase in professional services and other revenue was partially offset by a $12.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011.

Revenue generated outside of the United States was $46.2 million, or 27%, of our revenue, during the nine months ended September 30, 2011, as compared to $35.8 million, or 25%, during the same period in 2010. Revenue generated outside of the United States increased primarily due to our increased international sales efforts particularly in Australia.

Cost of revenue for the nine months ended September 30, 2011 increased $5.7 million, or 12%, compared to the same period in 2010.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2011 increased $4.3 million, or 21%, compared to the same period in 2010. The increase was primarily the result of a $1.8 million increase in personnel costs resulting from an increase in headcount, an increase in annual salaries, a $1.2 million increase in data center expenses resulting from an increase in capacity, a $849,000 increase in depreciation expense related to data center equipment acquired over the past year and a $696,000 increase in overhead expense allocations resulting from an increase in headcount, partially offset by a $375,000 decrease in amortization expense resulting from certain intangible assets becoming fully amortized.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2011 increased $1.4 million, or 5%, compared to the same period in 2010. The increase was primarily the result of a $771,000 increase in external consultant costs partially related to outsourced subscription services payments,a $382,000 increase in billable travel and a $238,000 increase in personnel costs related to an increase in headcount, payroll taxes, employee benefits and incentive bonuses.

Our gross margin increased to 70% during the nine months ended September 30, 2011 compared to 67% for the same period in 2010. The increase resulted primarily from professional services. The profitability of our professional service engagements increased during the first nine months of 2011 compared to the same period in the prior year primarily due to an increase in productivity and an increase in the average hourly rate charged to customers. We also recognized revenue on an engagement where revenue was delayed until completion of the project.

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenue for the three months ended September 30, 2011 increased $11.2 million, or 23%, compared to the same period in 2010.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2011 increased $9.5 million, or 23%, compared to the same period in 2010. The increase was primarily the result of a $8.2 million increase in revenue resulting from the acquisition of new customers and the continued adoption of OneWorld, and a $1.3 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2011 increased $1.7 million, or 22%, compared to the same period in 2010. The increase was primarily the result of a $6.5 million increase in revenue resulting from the acquisition of new customers and a slight increase in the average hourly rate charged to customers for professional services. The increase in professional services and other revenue was partially offset by a $4.7 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011.

Revenue generated outside of the United States was $15.7 million, or 26%, of our revenue, during the three months ended September 30, 2011, as compared to $13.7 million, or 28%, during the same period in 2010. Revenue generated outside of the United States increased primarily due to our increased international sales efforts particularly in Australia.

Cost of revenue for the three months ended September 30, 2011 increased $2.9 million, or 19%, compared to the same period in 2010.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2011 increased by $1.8 million, or 26%, compared to the same period in 2010. The increase was primarily the result of a $951,000 increase in personnel costs resulting from an increase in headcount and an increase in annual salaries, a $604,000 increase in data center expenses resulting from an increase in capacity and outsourced subscription service costs, a $378,000 increase in depreciation expense related to the development of our data center infrastructure and a $116,000 increase in overhead and other expenses, partially offset by a $249,000 decrease in amortization expense resulting from certain intangible assets becoming fully amortized.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2011 increased by $1.1 million, or 13%, compared to the same period in 2010. The increase was primarily the result of a $451,000 increase in personnel costs related to payroll taxes and employee benefits, a $435,000 increase in external consultant costs and a $271,000 increase in overhead allocations including other operational expenses. We view professional services as an investment in customer success to ensure that we continue to receive recurring subscription and support revenue.

Our gross margin was 70% during the three months ended September 30, 2011, a 1% increase from the same period in 2010.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine months ended September 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$31,615	18%	$26,451	19%
Sales and marketing	88,209	51%	66,623	47%
General and administrative	23,839	14%	21,773	15%
Total operating expenses	$143,663	83%	$114,847	81%

	Three months ended September 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$11,257	18%	$9,482	19%
Sales and marketing	30,279	50%	24,363	49%
General and administrative	7,622	13%	7,110	14%
Total operating expenses	$49,158	81%	$40,955	82%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Product development	$8,699	$7,328	$3,422	$2,724
Sales and marketing	9,909	7,349	3,402	2,753
General and administrative	7,408	6,575	2,089	2,028
Total	$26,016	$21,252	$8,913	$7,505

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Product development expenses for the nine months ended September 30, 2011 increased $5.2 million, or 20%, as compared to the same period in 2010. The increase was primarily the result of a $5.8 million increase in personnel costs resulting from an increase in the number of employees, annual salary increases, incentive bonuses and an increase in stock-based compensation. The increase in personnel costs includes a $1.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the nine months ended September 30, 2011. The increase in headcount also increased the overhead expense allocation to product development by $575,000. These cost increases were partially offset by a $956,000 decrease in external consulting costs which resulted from a language translation project completed in 2010, and a $368,000 increase in capitalized product development costs associated with the release of new product functionality.

Sales and marketing expenses for the nine months ended September 30, 2011 increased $21.6 million, or 32%, as compared to the same period in 2010. The increase was primarily the result of a $19.2 million increase in personnel costs, a $1.9 million increase in overhead allocation expense and a $1.2 million increase in marketing expenses. The increase in personnel costs related primarily to increases in payroll and commission expenses resulting from an increase in headcount and better than expected sales performance. Additionally, personnel costs include a $2.9 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees during the nine months ended September 30, 2011. These increases were partially offset by a $662,000 decrease in primarily other marketing and amortization expense. Amortization expense decrease because certain intangible assets becamefully amortized during the period.

General and administrative expenses for the nine months ended September 30, 2011 increased $2.1 million, or 9%, as compared to the same period in 2010. The increase was primarily the result of a $1.7 million increase in personnel costs, a $1.3 million increase in overhead costs primarily related to our facility operations, $720,000 in costs associated with the settlement of a patent dispute and $580,000 in other operational costs partially offset by $2.2 million in overhead allocations to other departments which increased from the prior year due to increased headcount in other departments. The increase in personnel costs resulted from annual salary increases, incentive bonuses and increases in other payroll costs.

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Product development expenses for the three months ended September 30, 2011 increased $1.8 million, or 19%, as compared to the same period in 2010. The increase was primarily the result of a $2.3 million increase in personnel costs. Personnel costs increased due to an increase in headcount, employee benefits and recruiting costs. The increase in personnel costs was partially offset by a $749,000 decrease in external consultant costs which resulted from a language translation project completed in 2010.

Sales and marketing expenses for the three months ended September 30, 2011 increased $5.9 million, or 24%, as compared to the same period in 2010. The increase was primarily the result of a $6.0 million increase in personnel costs and a $413,000 increase in overhead allocation expenses, partially offset by a $271,000 decrease in marketing and other operational expenses. The increase in personnel costs related to an increase in headcount, commission expenses associated with better than expected sales and stock-based compensation expense associated with the issuance of annual equity awards to employees.

General and administrative expenses for the three months ended September 30, 2011 increased $512,000, or 7%, as compared to the same period in 2010. The increase was primarily due to a $408,000 increase in personnel costs that resulted from an increase in headcount, annual salaries and payroll taxes.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net, income taxes and the effect of noncontrolling interest, was as follows for the periods presented:

	Nine months ended September 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$127	—%	$159	—%
Interest expense	(104)	—%	(100)	—%
Other expense, net	(130)	—%	(499)	—%
Provision for income taxes	1,063	1%	702	—%
Noncontrolling interest	—	—%	14	—%

	Three Months Ended September 30,
	2011		2010
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$36	—%	$66	—%
Interest expense	(39)	—%	(43)	—%
Other expense, net	(114)	—%	(130)	—%
Provision for income taxes	328	1%	245	—%

Net other expense for the nine months ended September 30, 2011 decreased $369,000 as compared to the same period in 2010. The decrease in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner in 2010.

Liquidity and Capital Resources

As of September 30, 2011, our primary sources of liquidity were our cash and cash equivalents totaling $126.8 million and $30.1 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2011, cash flows from operations were $24.6 million. Although we have had positive operating cash flows for 10 consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, we expect to incur additional expenses in connection with our international expansion. We believe that our cash and cash equivalents are adequate to fund those anticipated activities.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in other assets which totaled $509,000 and $508,000 as of September 30, 2011 and December 31, 2010, respectively. Of the $509,000 restricted cash balance as of September 30, 2011, $265,000 is classified as short-term other assets and $244,000 is classified as current other assets. The $508,000 restricted cash balance as of December 31, 2011 was classified as long-term other assets.

As of September 30, 2011, we had an accumulated deficit of $335.9 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$24,577	$13,671
Net cash used in investing activities	(9,337)	(4,433)
Net cash provided by / (used in) financing activities	7,377	(4,549)
Effect of exchange rate changes on cash and cash equivalents	(138)	74
Net change in cash and cash equivalents	$22,479	$4,763

Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily as a result of an increase in revenue and deferred revenue offset by an increase in commissions paid.

Cash used in investing activities during the nine months ended September 30, 2011 increased from the same period in 2010 primarily due to the acquisition of a small private company, developed product technology, an increase in capital expenditures for property and equipment and an increase in capitalized internal use software. During the third quarter of 2011, we paid $1.1 million in connection with the purchase of a small software on-demand company, and in the second quarter of 2011, we paid $650,000 in connection with the purchase of an on-line property, plant and equipment solution from a small private company.

The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to proceeds from the issuance of common stock as a result of the exercise of stock options. During the nine months ended September 30, 2010, financing activities included a payment for the purchase of the remaining ownership equity in NetSuite KK, payments to acquire shares upon vesting of RSUs to settle employee withholding liability and payments on capital leases.

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the third quarter of 2011, we entered into a patent cross licensing agreement with a large technology company, which includes payments from us totaling $3.0 million. In the third quarter of 2011, we paid $1.0 million relating to this agreement and over the next two years, we will pay the remaining two $1.0 million annual payments.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $126.8 million as of September 30, 2011. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine and three months ended September 30, 2011, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 7% and 5%, respectively, when compared to the same period in the prior year. For the three months ended September 30, 2011, the fluctuation in foreign currency rates positively affected our income by approximately $172,000; however, for nine months ended September 30, 2011, the fluctuation in foreign currency rates negatively affected our income by approximately $553,000. Even though the U.S. dollar weakened against foreign currencies during third quarter of 2011 compared to the same period in the prior year, the effect on our income was positive because third quarter 2011 revenue denominated in foreign currencies exceeded expenses denominated in foreign currencies resulting in a net gain related to the changes in the foreign currency rate.

During the nine and three months ended September 30, 2011, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2011 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2011, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $24.4 million for the nine months ended September 30, 2011. As of that date, our accumulated deficit was $335.9 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $193.1 million during the year ended December 31, 2010. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,243 as of September 30, 2011.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the year ended December 31, 2010, there can be no assurances that control deficiencies will not be identified in the future.

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

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and The New York Stock Exchange, have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC and the U.S. Congress may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being a public company. Moreover, these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 47.1% of our common stock as of September 30, 2011. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 53.9% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2011, we had a total of 67,837,397 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 52.9% of our outstanding shares as of September 30, 2011, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2011, we completed the purchase of substantially all of the assets of a small private company ("SPC") that provides on-demand software.  As part of the consideration for the acquisition, on the closing date, we issued 38,102 shares of our common stock to SPC (the “SPC Shares”).  At the close of business on August 2, 2011, the SPC shares were worth an aggregate of $1.4 million.  The issuance of the SPC Shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. SPC and the stockholders of SPC represented their intention to acquire the SPC Shares for investment only and not with a view to or for sale in connection with any distribution thereof and the appropriate legend was affixed to the stock certificate representing the SPC Shares.  SPC and the stockholders of SPC had adequate access, through their relationships with us, to information about us.

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

Date:	November 4, 2011	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer