Form 10-K
period 2011-12-31
NETSUITE INC
filed 2012-02-28
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
 _____________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-33870

______________________
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
None
 _______________________

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2011, as reported by the New York Stock Exchange, was approximately $1,007.6 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.
On February 21, 2012, 69,465,302 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
_______________________
Portions of the Registrant's definitive proxy statement for its fiscal 2012 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NetSuite Inc.

PART I

Item 1.	Business
Overview
NetSuite Inc. ("NetSuite" or the "Company" is the industry's leading provider of cloud-based financials/ Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. For the years ended December 31, 2011, 2010 and 2009 the percentage of our revenue generated outside of United States was 27%, 26% and 24%, respectively.
Industry Background
The 1990s saw the widespread adoption among large enterprises of packaged business management software applications that automated a variety of departmental functions, such as accounting, finance, order and inventory management, human resources, professional services, sales and customer support. These sophisticated applications required significant cash outlays for the initial purchase and for ongoing maintenance and support. In addition, these applications were internally managed and maintained, requiring large staffs to support complex information technology infrastructures. Most importantly, the applications generally were provided by multiple vendors, with each application providing only a departmental view of the enterprise. To gain an enterprise-wide view, organizations attempted to tie together their various incompatible packaged applications through long, complex and costly integration efforts. Many of these attempts failed, in whole or in part, often after significant delay and expense. As a consequence, many large enterprises have transitioned from multiple point products to comprehensive, integrated business management suites, such as those offered by Oracle Corporation ("Oracle") and SAP AG ("SAP"), as their core business management platforms.
Medium-sized businesses and departments of large enterprises have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially similar to those of large enterprises. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated Ecommerce capabilities.
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
Medium-sized businesses have begun to benefit from the development of the cloud computing delivery model. Cloud computing uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. Cloud computing eliminates the costs associated with installing and maintaining applications within the customer's information technology infrastructure. Cloud applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, cloud applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them substantially more cost effective to run for medium-sized businesses.

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
One Integrated Solution for Running a Business. Our integrated business application suite provides the functionality required to automate the core operations of medium-sized businesses, as well as divisions of large companies. This unified approach to managing a business enables companies to create cross-functional business processes; extend access to appropriate customers, partners, suppliers or other relevant constituencies; and efficiently share and disseminate information in real time. Our suite is designed to be easy to use, while also providing in depth functionality to meet the needs of our most sophisticated customers. Our customers can use our application suite to manage mission-critical business processes, including complex financials/ERP (finance, accounting, inventory and payroll), CRM (sales, order management, marketing and customer support), PSA (projects, resources, time, expense and billing) and Ecommerce (hosting, online stores and website analytics) functions. We also have tailored our offering to meet the specific needs of customers in the wholesale/distribution, services and software industries, to better serve those customers' distinct business requirements and accelerate the implementation of our offerings for customers in those industries.
Role-Based Application Functionality and Real-Time Business Intelligence. Users access our suite through a role-based user interface, or dashboard, that delivers specific application functionality and information appropriate for each user's job responsibilities in a format familiar to them. For example, the dashboard for a salesperson would deliver functionality for managing contacts, leads and forecasts, while the dashboard for a warehouse manager would deliver capabilities appropriate for managing shipping, receiving and returns. These dashboards also incorporate sophisticated business intelligence tools that enable users to track key performance indicators, analyze operational data to identify trends, issues and opportunities and make decisions that can improve the performance of their business, all in real time.
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
Flexible Deployment. As larger organizations increasingly choose cloud computing software to take advantage of the resulting cost savings and business efficiencies, our solution can also be rapidly deployed as a standalone financials/ERP solution rather than as a business management suite. This flexible deployment allows businesses to use our cloud-based financials/ERP capabilities within line of business and integrate it with their existing CRM, PSA and Ecommerce investments, or grow into the suite over time. Additionally, global enterprises with entrenched enterprise-class financials/ERP investments at their corporate headquarters can deploy NetSuite OneWorld using a “two-tier” approach. In this case, NetSuite OneWorld is deployed across subsidiaries, divisions or countries allowing the organization to standardize its previously heterogeneous on-premise financials/ERP investments on a cloud-based solution with all the cost savings and rapid deployment options the cloud enables.

Low Total Cost of Ownership. Our suite incorporates the functionality of multiple applications, thereby eliminating the costs associated with attempting to integrate disparate applications, whether managed on-premise or delivered on-demand. Our on-demand delivery model and our application's ease of use and configurability significantly reduce implementation costs for hardware, software and services and the need for dedicated information technology personnel. Customers typically subscribe to our application suite for a quarterly or annual fee based on the number of users and the solutions they elect to deploy. Our subscription fees are generally significantly less than typical upfront costs to purchase perpetual licenses, and our on-demand delivery system eliminates ongoing maintenance and upgrade charges.
Rapid Implementation. Because we offer a relatively comprehensive application suite that incorporates the functionality of multiple applications, we generally significantly reduce the time and risk associated with implementing and integrating multiple point products. Our cloud delivery model enables remote implementations and eliminates many of the steps associated with on-premise installations, such as purchasing and setting up hardware. In addition to our industry-specific offerings, our professional services organization is organized along customers' industries; therefore, knowledge gained through an implementation with one customer may be applied to other customers within that industry, speeding implementations. Customers can implement our offerings themselves, engage our professional services organization or utilize the services of our partners.
Ease of Customization and Configuration. We enable users to customize our application suite to the particular needs of their businesses. Our application suite can be configured by end users without software programming expertise. In contrast to traditional on-premise applications, as new versions of our application suite become available, each customer's customizations and configurations are maintained with little or no additional effort or expense required.
Our Business Strategy
Our goal is to enhance our position as a leading provider of cloud-based financials/ERP software suites for medium-sized businesses. The key elements of our strategy include:
Expanding Our Leadership in Cloud-Based, Integrated Business Suites. We believe we were the first software vendor to integrate front-office, back-office and Ecommerce management capabilities into a single cloud-based software suite. We intend to improve our position in the cloud-based applications market by continuing to provide high-quality offerings that encompass the enterprise-class functionality and ease-of-use our customers require. We also intend to leverage our position as our customers' primary business management platform to add new and enhanced functionality that will help them run their businesses more efficiently and expand our presence within their organizations.
Further Penetrate Global Enterprises. We believe there is a substantial opportunity to increase the presence of cloud-based financials/ERP solutions within global enterprises through a “two-tier” deployment model. Under a “two-tier” approach, a global business retains its existing investment in enterprise-class on-premise financials/ERP applications at headquarters, but selects a different solution that is more cost effective to deploy and manage throughout its subsidiaries. We believe NetSuite OneWorld "OneWorld" provides an ideal solution for this approach to global financials/ERP deployment, given that it provides multi-subsidiary, multi-currency and multi-tax intelligence in real-time with local control for in-country operations, while being deployed as a cloud application for fast and cost-effective delivery.
Tailoring Our Offering to Customers' Specific Industries. While we provide a general purpose suite applicable to all businesses, we believe that tailoring our application to customers' specific industries has been and will continue to be important to our growth. We currently offer industry-specific editions of our service for wholesale/distribution, manufacturing, services, Ecommerce, media/publishing and software companies. We will continue to enhance the capabilities of our application by further tailoring the functionality for these and other industries.
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
Our Offerings
Our main offering is NetSuite, which is designed to provide the core business management capabilities that most of our customers require. NetSuite, OneWorld and NetSuite CRM+ are designed for use by most types of businesses. NetSuite OpenAir ("OpenAir") is designed for use specifically by professional services businesses. In addition, we offer industry-specific configurations for use by wholesale/distribution, services and software companies. We also sell additional cloud-based application modules that customers can purchase to obtain additional functionality required for their specific business needs.
NetSuite. NetSuite is targeted at medium-sized businesses and divisions of large companies and provides a single platform for financials/ERP, CRM, PSA and Ecommerce capabilities. It contains a broad array of features that enable users to do their individual jobs more effectively. In addition, because all users are transacting business on the same database system, NetSuite can easily automate processes across departments. For example, when a sales representative enters an order, upon approval it automatically appears on the warehouse manager's dashboard as an item to be shipped and, once the item has been shipped, it automatically appears on the finance manager's dashboard as an item to be billed. Each customer can automate its key business functions across all departments, including sales, marketing, service, finance, inventory, order fulfillment, purchasing and employee management. As with all of our offerings, users access the application and data through a role-based user interface, or dashboard, tailored to deliver specific functionality and information appropriate for their position.
NetSuite OneWorld. OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. OneWorld allows users to utilize our single platform for financials/ERP, CRM, PSA and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities. OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales rep, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Additionally, marketing and customer support operations can also be managed globally using OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.
NetSuite CRM+. NetSuite CRM+ is targeted at a wide range of companies, including companies larger than our traditional medium-sized business customers. Medium-sized businesses may use NetSuite CRM+ as an entry point into the entire suite, while larger enterprises often implement it as an alternative to more limited CRM offerings. This application provides traditional sales force automation, marketing automation, customer support and service management functionality. NetSuite CRM+ contrasts with competitive CRM products by also incorporating order management and many other financials/ERP and Ecommerce capabilities without requiring additional integration. This provides users with a more comprehensive, real-time view of customer interactions than can be provided by traditional, stand-alone CRM products, whether on-premise or on-demand. NetSuite CRM+ also offers incentive management, project tracking, website hosting and analytics and partner relationship management.
NetSuite OpenAir PSA. OpenAir is a Professional Services Automation (PSA) solution that is used by professional services organizations and is targeted to some of the world’s largest companies with thousands of employees. OpenAir provides a clear view into the services organization’s performance and profitability with dashboards and reports. With OpenAir’s project accounting functionality, professional services organizations can efficiently monitor and manage projects’ revenues, expenses and profitability over the lifetime of the project. This solution provides resource management functionality to improve resource utilization, and delivers web-based project management that improves on-time project delivery and drives project success rates. OpenAir provides online and mobile time and expense management and enables services professionals to improve their productivity by entering their expenses while on the road. OpenAir can be deployed either as a stand-alone PSA software solution, integrated with NetSuite, or integrated with an existing enterprise CRM or financials/

ERP system.

Add-On Modules. We also offer advanced capabilities that are part of our integrated suite, but are typically sold separately. These modules allow our customers to specifically augment aspects of our suite to enhance its relevance to their businesses.
NetSuite Industry Editions. We have configured NetSuite to meet the requirements of selected industries. Our current editions serve companies in the wholesale/distribution, manufacturing, services, Ecommerce and software industries. Within each edition, we offer advanced industry specific functionality to complement our core NetSuite offering, templates of best practices, and dedicated sales and professional services teams with industry-specific expertise.
SuiteCloud Platform. SuiteCloud is our technology platform that allows customers, partners and developers to tailor and extend our suite to meet specific company, vertical and industry requirements for personalization, business processes and best practices. It allows partners to rapidly develop and distribute cloud-based products of their own, including industry-specific versions of our application suite. NetSuite provides partners building on SuiteCloud with a website – SuiteApp.com – that enables them to market and distribute their value-added solutions to NetSuite. Our application development and customization environment is designed to continue to operate across version upgrades.

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
Our sales process typically begins with the generation of a sales lead from a marketing program or customer referral. After the lead is qualified, our sales personnel conduct focused web-based demonstrations along with initial price discussions. Members of our professional services team are engaged as needed to offer insight around aspects of the implementation. Our sales cycle typically ranges from one to six months, but can vary based on the specific application, the size and complexity of the potential customer's information technology environment and other factors.
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
Client Support. Our technical support organization, with personnel in Canada and Asia, offers support 24 hours a day, seven days a week. Our system allows for skills-based and time zone-based routing to address general and technical inquiries across all aspects of our suite. For our direct customers, we offer tiered customer support programs depending upon the service needs of our customers' deployments. Support contracts typically have a one-year term. For customers purchasing through resellers, primary product support is provided by our resellers, with escalation support provided by us.
Training. We offer a variety of training services through our training resource, NetSuite University, to facilitate the successful adoption of our suite throughout the customer's organization.
Operations, Technology and Development
Our customers rely on our application suite to run their businesses and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite applications and serve our customers primarily from our California-based data center facilities, which we operate in conjunction with SAVVIS Communications Corporation ("SAVVIS"). We also have a Massachusetts-based back-up data center facility, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts-based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite's infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device will not cause a broad service outage.

Our single-instance, multi-tenant architecture allows us to provide our customers with enterprise-class capabilities, high quality of service, scalability and security, all at an affordable price. Our architecture enables us to host multiple smaller customers on a single x86 server while preserving the ability to migrate any customer to its own server without interruption or alteration when the customers' growth and business needs require it. In addition to the enhanced flexibility and scalability our architecture provides, it also is designed to work on inexpensive, industry-standard hardware, thereby providing us a significant cost advantage that is reflected in the pricing we are able to offer our customers.
Unlike other SaaS companies that deploy major new releases to all customers at once, we roll out all major releases and many upgrades of our application suite to only a portion of our customer base at any one time. This "phased release process" is designed to allow us to mitigate the impact of major changes and new releases, ensuring that any potential issues affect only a portion of our customers before they are addressed.
The combination of our hosting infrastructure, flexible architecture and phased release process enables us to offer a service-level commitment to our customers of 99.5% uptime per period, excluding designated periods of maintenance. Under the terms of this commitment, we offer to credit a full month's service fees for any period where we do not meet this service level.
Product development expenses were $43.5 million, $35.0 million and $28.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal "ride-alongs" and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and Asychronus JavaScript and XML on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many of our internal development tools to third party developers via SuiteFlex to allow extensions to the service that mirror the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle. See Note 19 to our Consolidated Financial Statements for a further description of this software license agreement.
Customers
Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2011, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2011. No single customer accounted for more than 3% of our revenue in 2011, 2010 or 2009.
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
As of December 31, 2011, we had seven U.S. and no foreign issued patents.  We also had various pending U.S. patent applications.  We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.  There can be no assurances that our patents, or our pending patent applications even if granted, will provide us with protection.
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
The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Many of our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending those claims and might require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers' use of our services, violate these third parties' patent rights. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services.
With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms, significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense.
Employees
As of December 31, 2011, we had 1,265 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
Available Information
You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission ("SEC"), and all amendments to these filings, free of charge from our Web site at http://www.netsuite.com/investors as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our corporate headquarters. The information found on our website is not a part of this or any other report we file with or furnish to the SEC.
You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant
Our current executive officers, and their ages and positions as of February 24, 2012, are set forth below:

Name	Age	Position(s)
Zachary Nelson	50	President, Chief Executive Officer and Director
Evan M. Goldberg	45	Chief Technology Officer and Chairman of the Board
James McGeever	45	Chief Operating Officer
Ronald Gill	46	Chief Financial Officer
James Ramsey	39	Executive Vice President, Worldwide Sales
Douglas P. Solomon	45	Senior Vice President, General Counsel and Secretary
Timothy Dilley	52	Executive Vice President, Worldwide Services and Chief Customer Officer
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

Ronald Gill has served as Chief Financial Officer since July 2010. Prior to that, Mr. Gill served as Senior Vice President, Finance from August 2007 to July 2010. Prior to joining our company in August 2007, Mr. Gill was Vice President, Finance at Hyperion Solutions Corporation, a provider of performance management software from August 2006 until July 2007. Hyperion Solutions Corporation was acquired by Oracle Corporation in April 2007. From 2004 until May 2006, Mr. Gill was the Chief Controller, Product and Technology Group at SAP. Mr. Gill holds a B.A. from Baylor University and a Master of International Business Studies degree from the University of South Carolina.
James Ramsey has served as our Senior Vice President, Worldwide Sales and Distribution since February 2009. Mr. Ramsey served as our Senior Vice President, Worldwide Sales from January 2008 until February 2009. From September 2003 to December 2007, Mr. Ramsey held several positions with us, including Senior Vice President of the Americas. Prior to joining NetSuite, Mr. Ramsey worked for Oracle from July 1995 to September 2003. Mr. Ramsey held various positions in the sales organization at Oracle including Director of Midmarket Sales Canada and Central U.S., and Director of the West. Mr. Ramsey holds a B.A degree in Psychology from the University of Denver.
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
We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $32.0 million for the year ended December 31, 2011. As of that date, our accumulated deficit was $343.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.
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
We sell our application suite pursuant to service agreements that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and they may not renew their subscriptions at the same or higher levels. Moreover, under specific circumstances, our customers have the right to cancel their service agreements before they expire. In addition, in the first year of a subscription, customers often purchase a higher level of professional services than they do in renewal years. As a result, our ability to grow is dependent in part on customers purchasing additional subscriptions and modules after the first year of their subscriptions. We have limited historical data with respect to rates of customer subscription renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margin may be harmed.
Our services are delivered primarily out of a single data center. Any disruption of service at this facility could interrupt or delay our ability to deliver our service to our customers.
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break‑ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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
We provide service-level commitments to our customers, which could cause us to issue credits for future services if the stated service levels are not met for a given period and could significantly harm our revenue.
Our customer agreements provide service-level commitments. If we are unable to meet the stated service-level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments. Our service-level commitment to all customers is 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to all qualifying customers. Any extended service outages could harm our reputation, revenue and operating results.
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
We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,265 as of December 31, 2011.
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
Our quarterly and annual operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
Our quarterly and annual operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. A decline in general macroeconomic conditions could adversely affect our customers’ ability or willingness to purchase our application suite, which could adversely affect our operating results or financial outlook. Fluctuations in our quarterly operating annual results or financial outlook may also be due to a number of additional factors, including the risks and uncertainties discussed elsewhere in this report.
Fluctuations in our operating results could cause our stock price to decline rapidly, may lead analysts to change their long‑term model for valuing our common stock, may impact our ability to retain or attract key personnel, or may cause other unanticipated issues. If our operating results or financial outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.
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
Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the fiscal year ended December 31, 2011, there can be no assurances that control deficiencies will not be identified in the future.

Implementing any additional required changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or as consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

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

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for financials/ERP, CRM, PSA and Ecommerce solutions and restricting our ability to store, process and share our customers’ data. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet‑based services, harming our business and operating results.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self‑regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, financials/ERP, CRM, PSA and Ecommerce solutions would be less effective, likely reducing demand for our service and harming our business.

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

Risks Related to Ownership of our Common Stock
Lawrence J. Ellison or members of his family, and related entities, beneficially own a majority of our outstanding shares of common stock, which may limit our other stockholders' ability to influence or control certain of our corporate actions. This concentration of ownership may also reduce the market price of our common stock and impair a takeover attempt of us.
Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 46% of our common stock as of December 31, 2011. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 53% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.
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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2011, we had a total of 68,785,296 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 54% of our outstanding shares as of December 31, 2011, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our corporate headquarters is located in San Mateo, California and comprises approximately 80,000 square feet of space leased. In December 2011, we extended the San Mateo office lease term seven years from August 2012 to August 2019. We also have facilities in Denver, Boston, Austin, New York, Chicago, Pennsylvania, Canada, Australia, the Czech Republic, Hong Kong, Japan, the Philippines, Singapore and the United Kingdom.

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

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been quoted on the New York Stock Exchange under the symbol "N". The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

For the quarters ended	High	Low
2011:
December 31, 2011	$47.73	$26.00
September 30, 2011	42.64	27.01
June 30, 2011	39.40	27.95
March 31, 2011	$31.16	25.34

2010:
December 31, 2010	$27.11	$19.35
September 30, 2010	24.10	12.41
June 30, 2010	16.25	12.64
March 31, 2010	$17.82	$12.13

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
As of December 31, 2011, there were 129 registered stockholders of record of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2011, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

	December 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
NetSuite	$100	$151	$32	$61	$96	$156
Nasdaq Composite Index	$100	$100	$60	$86	$100	$99
Nasdaq Computer Index	$100	$101	$54	$92	$108	$108

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data
The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected condensed consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the fiscal years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data
(Dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009	2008	2007
Revenue:
Subscription and support	$199,579	$163,964	$139,121	$119,903	$83,642
Professional services and other	36,747	29,185	27,419	32,573	24,899
Total revenue	236,326	193,149	166,540	152,476	108,541
Cost of revenue:
Subscription and support	33,083	26,908	24,570	20,334	11,633
Professional services and other	37,777	34,741	31,535	28,248	22,133
Total cost of revenue (1)	70,860	61,649	56,105	48,582	33,766
Gross profit	165,466	131,500	110,435	103,894	74,775
Operating expenses:
Product development (1)	43,531	35,019	28,577	21,516	23,703
Sales and marketing (1)	120,172	92,814	76,165	76,943	57,932
General and administrative (1)	31,951	29,232	29,215	23,804	16,720
Total operating expenses	195,654	157,065	133,957	122,263	98,355
Operating loss	(30,188)	(25,565)	(23,522)	(18,369)	(23,580)
Other income / (expenses), net, net loss attributable to noncontrolling interest and income taxes	(1,819)	(1,901)	218	2,505	(326)
Net loss attributable to NetSuite Inc. common stockholders	$(32,007)	$(27,466)	$(23,304)	$(15,864)	$(23,906)
Net loss per NetSuite Inc. common share	$(0.48)	$(0.43)	$(0.38)	$(0.26)	$(2.45)
Weighted average number of shares used in computing net loss per common share	66,919	63,772	61,941	60,385	9,774

(1) Includes stock-based compensation expense, amortization of acquisition-related intangibles, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Year ended December 31,
	2011	2010	2009	2008	2007
Cost of revenue:
Subscription and support	$3,568	$3,598	$2,792	$1,480	$259
Professional services and other	4,138	3,802	2,497	1,508	1,444
Operating expenses:
Product development	12,015	9,723	6,641	3,629	10,376
Sales and marketing	13,437	10,249	7,078	3,375	2,540
General and administrative	9,662	8,565	7,677	3,386	3,605
Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$42,820	$35,937	$26,685	$13,378	$18,224
In January 2009, we adopted Statement of Financial Accounting Standards ("FASB") 141(R), "Business Combinations" (FASB ASC Topic 805), which requires transaction costs for business combinations to be recorded as current period expenses. In prior years, such costs were included as part of consideration paid for the acquisition.
In April 2010, we adopted FASB ASC 2009-13, "Accounting standards for multiple-element revenue arrangements” (FASB ASC Topic 605). Under ASC 2009-13, we recognize professional services revenue based on a percentage-of-completion method for both single and multiple-element arrangements. In prior years, we recognized professional services in multiple-element arrangements over the contract period.

Condensed Consolidated Balance Sheet Data
(Dollars in thousands)
	Year ended December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$141,448	$104,298	$96,355	$123,638	$169,408
Working capital, excluding deferred revenue	176,447	129,844	116,200	140,184	178,001
Total assets	281,180	217,293	202,224	210,334	218,777
Deferred revenue	111,698	81,139	72,721	73,871	76,986
Long-term debt (includes current portion)	4,130	4,652	1,142	2,586	3,944
Equity	$128,010	$106,284	$104,707	$109,387	$112,410

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled "Risk Factors" included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings.
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

Overview
We are the industry's leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, CRM, PSA and Ecommerce, that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a SaaS model.
In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In 2008, we acquired OpenAir, and in 2009 we acquired QuickArrow Inc. ("QuickArrow"), both of which offer professional services automation and project portfolio management products.
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia and Australia.
Key Components of Our Results of Operations

Revenue
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011.
We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2011, we did not have any single customer that accounted for more than 3% of our revenue.
We are pursuing a number of strategies that we believe will enable us to continue to grow. The goals of those strategic objectives are to continue to move up-market, to increase the use of NetSuite as a platform; and to extend the verticalization of our product line. Although we have made progress toward our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

•
Growth of sales of OneWorld, our platform for ERP, CRM, PSA and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities, which supports the needs of large, standalone companies, and divisions of large enterprises;

•	Strengthening our offerings for targeted industries such as wholesale/distribution, manufacturing, e-tail, retail, technology and professional services by adding deeper verticalized functionality; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise or horizonal solution.
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
We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2011, we had deferred revenue of $111.7 million.
Backlog was approximately $95.3 million and $48.1 million as of December 31, 2011 and 2010, respectively. Of the $95.3 million in backlog as of December 31, 2011, $67.6 million is short-term backlog and $27.7 million is long-term backlog. The $48.1 million in backlog as of December 31, 2010 included $41.5 million in short-term backlog and $6.6 million in long-term backlog. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.
Our subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
United States	$172,527	$143,607	$126,049
International	63,799	49,542	40,491
Total revenue	$236,326	$193,149	$166,540

Percentage of revenue generated outside of the United States	27%	26%	24%

In 2006, our company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. In December 2009, we purchased TCI's 20% ownership equity in NetSuite KK for $3.0 million. Then, in 2010, we purchased the remaining outstanding ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million. In 2011, we did not recognize any revenue related to the distribution agreements. During the years ended December 31, 2010 and 2009, we recognized $220,000 and $2.1 million, respectively, in distribution revenue related to these agreements. Prior to our purchase of the remaining outstanding equity of NetSuite KK, given our majority ownership interest, the accounts of NetSuite KK were consolidated with our accounts, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments. See Note 9 to our Consolidated Financial Statements for a further description of NetSuite KK.
Employees
As of December 31, 2011, our headcount was 1,265 employees including 384 employees in sales and marketing, 514 employees in operations, professional services, training and customer support, 239 employees in product development, and 128 employees in a general and administrative capacity.
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
We expect cost of revenue to remain constant as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures.
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
In 2012, we expect product development expenses to increase in absolute dollars, but remain flat as a percentage of revenue as we continue to extend our service offerings in other countries and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

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
We believe we have sufficient sales and marketing staff to meet our revenue goals for 2012. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars, but remain flat as a percentage of total revenue in 2012.

General and Administrative
General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees and other corporate expenses and allocated overhead.
In 2012, we expect our general and administrative expenses to increase in terms of absolute dollars, but decline as a percentage of total revenue as we continue to expand our business.
Income Taxes
Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for minimum and foreign income taxes.
Critical Accounting Policies and Judgments
Our consolidated financial statements are prepared in accordance with GAAP in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial position, results of operations and cash flows will be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

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
The subscription agreements provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.
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
Internal Use Software and Website Development Costs
The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2011, 2010 or 2009. We capitalized $1.3 million, $96,000 and $287,000 in internal use software during the years ended December 31, 2011, 2010 and 2009, respectively.
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. We capitalized commission costs of $44.4 million, $27.6 million and $19.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Accounting for Stock-Based Compensation
We recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards, restricted stock unit awards and performance share unit awards on a straight-line basis over the requisite service period. Estimates are used in determining the fair value of stock option awards using a Black-Scholes model. The fair value of restricted stock, restricted stock units and performance share units is generally determined based on the intrinsic value of the award on the grant date. Our 2011 performance share unit grants include a market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value. Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges. Additionally, our 2011 performance share unit grants vest 1/12 per quarter with the initial vesting event on February 15, 2012.
In recent years, we have awarded more restricted stock, restricted stock units and performance share units than granted stock options. Consequently, our restricted stock, restricted stock units and performance share units stock-based compensation expense represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options.
As a result of our stock-based compensation activity, we recorded $38.3 million, $31.3 million and $20.7 million of stock-based compensation during the years ended December 31, 2011, 2010 and 2009, respectively.
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
We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position. There were no revisions to the useful lives of intangible assets or impairment of goodwill during the years ended December 31, 2011, 2010 or 2009.
Results of Operations
Revenue and Cost of Revenue
Our revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenue:
Subscription and support	$199,579	$163,964	$139,121
Professional services and other	36,747	29,185	27,419
Total revenue	236,326	193,149	166,540
Cost of revenue (1):
Subscription and support	33,083	26,908	24,570
Professional services and other	37,777	34,741	31,535
Total cost of revenue	70,860	61,649	56,105
Gross profit	$165,466	$131,500	$110,435
Gross margin	70%	68%	66%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$3,568	$3,598	$2,792
Professional services and other	4,138	3,802	2,497
	$7,706	$7,400	$5,289

2011 compared to 2010

Revenue for the year ended December 31, 2011 increased $43.2 million, or 22%, compared to the same period in 2010.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2011 increased $35.6 million, or 22%, compared to the same period in 2010. The increase was primarily the result of a $32.4 million increase in revenue resulting from the acquisition of new customers including the continued adoption of OneWorld, and a $3.2 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in customer usage and an increase in the average selling price on deals for new customers.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2011 increased $7.6 million, or 26%, compared to the same period in 2010. The increase was primarily the result of a $25.2 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $17.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2010 that did not recur for those customers in 2011. Additionally, our customer demand and consulting rates for professional services also increased in 2011.
Revenue generated outside of the United States was $63.8 million, or 27%, of our revenue during the year ended December 31, 2011, as compared to $49.5 million, or 26%, during the same period in 2010. Revenue generated outside the United States increased primarily due to our increased international sales efforts particularly in Australia.
Cost of revenue for the year ended December 31, 2011 increased $9.2 million, or 15%, compared to the same period in 2010.
Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2011 increased $6.2 million, or 23%, compared to the same period in 2010. The increase was primarily the result of a $3.0 million increase in personnel costs which resulted from an increase in headcount and wages, a $1.8 million increase in data center expenses resulting from enhancements to our product delivery infrastructure, a $1.2 million increase in depreciation expense associated with new equipment and a $664,000 increase in overhead expenses partially offset by a $567,000 decrease in amortization of intangibles. The increase in personnel costs includes a $510,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2011 increased $3.0 million, or 9%, compared to the same period in 2010. The increase was primarily the result of a $1.9 million increase in personnel costs which resulted from an increase in wages and other personnel costs and a $1.4 million increase in external consultants costs which resulted from an increase in customer demand for our professional services. These cost increases were partially offset by a $300,000 net decrease in other expenses. The increase in personnel costs includes a $336,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. For the years ended December 31, 2011 and 2010, our professional services and other costs of revenue was greater than the professional services and other revenue. We view professional services as an investment in customer success to ensure that we continue to secure recurring subscription and support revenue.
Our gross margin was 70% during the year ended December 31, 2011 and 68% for the same period in 2010. The increase in our gross margin resulted primarily from an increase in demand for our professional services which were more profitable in 2011 compared to 2010 as a result of higher consulting rates.
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
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2010 increased $3.2 million, or 10%, compared to the same period in 2009. The increase was primarily the result of a $4.3 million increase in personnel costs partially offset by a decrease of a $1.1 million in external consultants and overhead allocation. The increase in personnel costs includes a $1.4 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. For the years ended December 31, 2010 and 2009 our professional services and other cost of revenue was greater than the professional services and other revenue. We view professional services as an investment in customer success to ensure that we continue to get recurring subscription and support revenue.
Our gross margin was 68% during the year ended December 31, 2010 and 66% for the same period in 2009. The increase in revenue associated with the adoption of ASU 2009-13 impacted our margins positively in 2010 as our revenue increased without a corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been the same without the increase in revenue. The increase in revenue was partially offset by an increase in personnel costs, an increase in infrastructure cost associated with our new data center and the effect of foreign exchange rates moving unfavorably against the Unites States dollar.

Operating Expenses
Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2011		2010		2009
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$43,531	18%	$35,019	18%	$28,577	17%
Sales and marketing	120,172	51%	92,814	48%	76,165	46%
General and administrative	31,951	14%	29,232	15%	29,215	18%
Total operating expenses	$195,654	83%	$157,065	81%	$133,957	80%

(1)
Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Product development	$12,015	$9,723	$6,641
Sales and marketing	13,437	10,249	7,078
General and administrative	9,662	8,565	7,677
Total	$35,114	$28,537	$21,396
2011 compared to 2010

Product development expenses: Product development expenses for the year ended December 31, 2011 increased $8.5 million, or 24%, as compared to the same period in 2010. The increase was primarily the result of a $9.0 million increase in personnel costs and a $1.1 million increase in overhead allocations and other costs, partially offset by a $1.5 million decrease in outside professional services and an increase in the capitalization of internal software development costs during the year. The increase in personnel costs includes a $2.3 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Personnel costs also increased during 2011 due to an increase in headcount and wages.
Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2011 increased $27.4 million, or 29%, as compared to the same period in 2010. The increase was primarily the result of a $24.5 million increase in personnel costs, a $2.2 million increase in overhead costs allocations and a $704,000 increase in marketing and other costs. The increase in personnel costs related primarily to an increase in headcount, commission expenses related to an increase in sales and a $3.5 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.
General and administrative expenses: General and administrative expenses for the year ended December 31, 2011 increased $2.7 million, or 9% ,when compared to the same period in 2010. The increases resulted primarily from a $2.4 million increase in personnel costs resulting from an increase in wages and other payroll related costs and $720,000 in costs associated with the settlement of a patent dispute. (See Note 7. in Notes to our Consolidated Financial Statements) The increase in personnel costs includes a $400,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.

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
Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of net loss attributable to noncontrolling interest were as follows for the periods presented:

	Year ended December 31,
	2011		2010		2009
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	167	—%	209	—%	565	—%
Interest expense	(181)	—%	(129)	—%	(190)	—%
Other expense, net	(34)	—%	(615)	—%	(325)	—%
Provision for income taxes	1,771	1%	1,380	1%	640	—%
Noncontrolling interest	—	—%	14	—%	808	—%
2011 compared to 2010
Net other expense for the year ended December 31, 2011 decreased $581,000 as compared to the same period in 2010. The decrease in net other expense is primarily related to a write-off of a loan for a principal amount of $250,000 to a partner in 2010 and foreign currency gains during 2011.
Our provision for income taxes increased $391,000 during the year ended December 31, 2011 as compared to the same period in 2010 primarily due to foreign income tax.
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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2011. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$54,191	$51,334	$48,240	$45,814	$44,229	$41,834	$39,779	$38,122
Professional services and other	9,902	9,625	9,593	7,627	7,838	7,909	7,310	6,128
Total revenue	64,093	60,959	57,833	53,441	52,067	49,743	47,089	44,250
Cost of revenue:
Subscription and support	8,741	8,627	8,084	7,631	6,870	6,848	6,556	6,634
Professional services and other	10,327	9,658	9,390	8,402	8,651	8,546	8,907	8,637
Total cost of revenue (1)	19,068	18,285	17,474	16,033	15,521	15,394	15,463	15,271
Gross profit	45,025	42,674	40,359	37,408	36,546	34,349	31,626	28,979
Operating expenses:
Product development (1)	11,916	11,257	10,911	9,447	8,568	9,482	8,918	8,051
Sales and marketing (1)	31,963	30,279	30,469	27,461	26,191	24,363	21,881	20,379
General and administrative (1)	8,112	7,622	8,340	7,877	7,459	7,110	7,789	6,874
Total operating expenses	51,991	49,158	49,720	44,785	42,218	40,955	38,588	35,304
Operating loss	(6,966)	(6,484)	(9,361)	(7,377)	(5,672)	(6,606)	(6,962)	(6,325)
Other income / (expenses), net,including the effect of noncontrolling interest and income taxes	(649)	(445)	(430)	(295)	(773)	(352)	(278)	(498)
Net loss attributable to NetSuite Inc. common stockholders	$(7,615)	$(6,929)	$(9,791)	$(7,672)	$(6,445)	$(6,958)	$(7,240)	$(6,823)
Net loss per NetSuite Inc. common share	$(0.11)	$(0.10)	$(0.15)	$(0.12)	$(0.10)	$(0.11)	$(0.11)	$(0.11)
Weighted average number of shares used in computing net loss per common share	68,285	67,477	66,489	65,384	64,539	63,965	63,470	63,094

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands)
Cost of revenue:
Subscription and support	$870	$807	$919	$972	$916	$990	$872	$820
Professional services and other	1,083	1,067	1,024	964	1,017	1,042	942	801
Operating expenses:
Product development	3,316	3,422	3,097	2,180	2,395	2,724	2,420	2,184
Sales and marketing	3,528	3,402	3,422	3,085	2,900	2,753	2,400	2,196
General and administrative	2,253	2,089	2,956	2,363	1,990	2,028	2,479	2,068
Total	$11,050	$10,787	$11,418	$9,564	$9,218	$9,537	$9,113	$8,069

Liquidity and Capital Resources
As of December 31, 2011, our primary sources of liquidity were our cash and cash equivalents totaling $141.4 million and $39.1 million in accounts receivable, net of allowance.
In the year ended December 31, 2011, cash flows from operations generated $36.3 million of cash. Although we have had positive operating cash flows for eleven consecutive quarters ended December 31, 2011, the possibility remains that we could return to a position of negative operating cash outflows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs.

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
Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets which totaled $494,000 and $508,000 at December 31, 2011 and 2010, respectively.
As of December 31, 2011, we had an accumulated deficit of $343.5 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$36,273	$18,232	$4,746
Net cash used in investing activities	(11,252)	(6,463)	(28,715)
Net cash provided by / (used in) financing activities	12,175	(3,888)	(3,223)
Effect of exchange rate changes on cash and cash equivalents	(46)	62	(91)
Net change in cash and cash equivalents	$37,150	$7,943	$(27,283)
2011 compared to 2010
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2011 as compared to the same period in 2010 primarily as a result of an increase in deferred revenue resulting from an increase in billings associated with the increase in bookings. This increase was offset by the increase in deferred commission resulting from an the increase in sales activity.
Cash used in investing activities during the year ended December 31, 2011 was related to capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing activities during the year ended December 31, 2011 increased primarily due to the acquisition of a small on-demand software company and developed product technology related to an on-line property, plant and equipment solution. We also increased our capital expenditures for property and equipment and capitalized costs for internal use software.
The net cash provided by financing activities during the year ended December 31, 2011 increased primarily due an increase in proceeds from the issuance of common stock as a result of the exercise of stock options. During the year ended December 31, 2010, financing activities included a payment for the purchase of the remaining ownership equity in NetSuite KK, payments to acquire shares upon vesting of RSUs to settle employee withholding liability and payments on capital leases.
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
Contractual Obligations
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment, notes payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2011, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(dollars in thousands)
Capital lease obligations	$1,771	$761	$1,010	$—	$—
Debt obligations	4,227	2,211	2,016	—	—
Total accrued contractual obligations	5,998	2,972	3,026	—	—

Operating lease obligations	35,413	6,710	10,318	7,874	10,511
Purchase obligations	15,506	7,781	7,725	—	—
Total off-balance sheet contractual obligations	50,919	14,491	18,043	$7,874	$10,511
Total contractual obligations	$56,917	$17,463	$21,069	$7,874	$10,511

Off-Balance Sheet Arrangements
During the years ended December 31, 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
See Note 2. in Notes to our Consolidated Financial Statements "Significant Accounting Policies".

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $141.4 million at December 31, 2011. These amounts were held primarily in money market funds.
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
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2011, the U.S. dollar decreased against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 5% when compared to the same period in the prior year. For the year ended December 31, 2011, the fluctuation in foreign currency rates positively affected our income by approximately $277,000. Even though the U.S. dollar declined against foreign currencies during 2011 compared to the same period in the prior year, the effect on our income was positive because year 2011 revenue denominated in foreign currencies exceeded expenses denominated in foreign currencies resulting in a net gain related to the changes in the foreign currency rate.

During the year ended December 31, 2011, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 6 under the heading “Notes to the Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fair Value of Financial Instruments
We do not have a material exposure to market risk with respect to investments, as our investments consist primarily of money market funds that invest primarily in highly liquid investments with maturities of two months or less. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NetSuite, Inc.:
We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, total equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.'s internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 2 to the consolidated financial statements, NetSuite Inc. changed its method of accounting for revenue arrangements with multiple deliverables as of January 1, 2010 resulting from the adoption of a new accounting pronouncement.
/s/ KPMG LLP
Santa Clara, California
February 24, 2012

  NetSuite Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$141,448	$104,298
Accounts receivable, net of allowances of $396 and $456 as of December 31, 2011 and December 31, 2010, respectively	39,105	27,235
Deferred commissions	22,968	15,401
Other current assets	8,693	7,190
Total current assets	212,214	154,124
Property and equipment, net	21,823	19,847
Deferred commissions, non-current	3,585	1,389
Goodwill	27,564	27,340
Other intangible assets, net	12,162	12,507
Other assets	3,832	2,086
Total assets	$281,180	$217,293
Liabilities and total equity
Current liabilities:
Accounts payable	$1,905	$1,489
Deferred revenue	105,800	75,827
Accrued compensation	17,748	12,048
Accrued expenses	8,285	5,144
Other current liabilities (including note payable to related party of $2,145 and $1,117 as of December 31, 2011 and December 31, 2010, respectively)	7,829	5,599
Total current liabilities	141,567	100,107
Long-term liabilities:
Deferred revenue, non-current	5,898	5,312
Other long-term liabilities (including note payable to related party of $1,985 and $3,535 as of December 31, 2011 and December 31, 2010, respectively)	5,705	5,590
Total long-term liabilities	11,603	10,902
Total liabilities	153,170	111,009
Commitments and contingencies (Notes 12 and 13)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 68,785,296 and 64,887,677 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	688	649
Additional paid-in capital	470,485	416,582
Accumulated other comprehensive income	369	578
Accumulated deficit	(343,532)	(311,525)
Total equity	128,010	106,284
Total liabilities and total equity	$281,180	$217,293
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Operations
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue:
Subscription and support	$199,579	$163,964	$139,121
Professional services and other	36,747	29,185	27,419
Total revenue	236,326	193,149	166,540
Cost of revenue:
Subscription and support	33,083	26,908	24,570
Professional services and other	37,777	34,741	31,535
Total cost of revenue	70,860	61,649	56,105
Gross profit	165,466	131,500	110,435
Operating expenses:
Product development	43,531	35,019	28,577
Sales and marketing	120,172	92,814	76,165
General and administrative	31,951	29,232	29,215
Total operating expenses	195,654	157,065	133,957
Operating loss	(30,188)	(25,565)	(23,522)
Other income / (expense), net:
Interest income	167	209	565
Interest expense	(181)	(129)	(190)
Other expense, net	(34)	(615)	(325)
Total other income / (expense), net	(48)	(535)	50
Loss before income taxes	(30,236)	(26,100)	(23,472)
Provision for income taxes	1,771	1,380	640
Net loss	(32,007)	(27,480)	(24,112)
Less: net loss attributable to noncontrolling interest	—	14	808
Net loss attributable to NetSuite Inc. common stockholders	$(32,007)	$(27,466)	$(23,304)
Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.48)	$(0.43)	$(0.38)
Weighted average number of shares used in computing net loss per share	66,919	63,772	61,941

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Total Equity
(dollars in thousands)
	Common Stock		Additional paid-in	Accumulated other comprehen-sive	Accumulated	Total NetSuite Inc. stockholders'	Non-controlling interest in	Total
	Shares	Amount	capital	income	deficit	equity	subsidiary	equity
BALANCES, January 1, 2009	60,919,401	$609	$368,801	$337	$(260,755)	$108,992	$395	$109,387
Exercise of stock options for cash	1,472,586	15	4,298			4,313		4,313
Lapse of restrictions on common stock related to early exercise of stock options	32,001	—	35			35		35
Repurchase and vesting of restricted stock awards and units	456,477	5	(2,940)			(2,935)		(2,935)
Stock-based compensation	—	—	20,718			20,718		20,718
Purchase of noncontrolling interest	—	—	(3,405)	100		(3,305)	305	(3,000)
Comprehensive loss:
Foreign currency translation adjustment				319			(18)
Net loss					(23,304)		(808)
Comprehensive loss	—	—	—			(22,985)		(23,811)
BALANCES, December 31, 2009	62,880,465	629	387,507	756	(284,059)	104,833	(126)	104,707
Exercise of stock options for cash	996,884	10	4,844			4,854		4,854
Lapse of restrictions on common stock related to early exercise of stock options	6,250	—	1			1		1
Repurchase and vesting of restricted stock awards and units	1,004,078	10	(5,653)			(5,643)		(5,643)
Stock-based compensation	—	—	31,293			31,293		31,293
Purchase of noncontrolling interest	—	—	(1,410)	42		(1,368)	142	(1,226)
Comprehensive loss:
Foreign currency translation adjustment				(220)			(2)
Net loss					(27,466)		(14)
Comprehensive loss	—	—	—			(27,686)		(27,702)
BALANCES, December 31, 2010	64,887,677	649	416,582	578	(311,525)	106,284	—	106,284
Exercise of stock options for cash	2,052.798	21	13,728			13,749		13,749
Repurchase and vesting of restricted stock awards and units	1,806,719	18	(307)			(289)		(289)
Income tax expense - foreign stock-based compensation			319			319		319
Capitalized stock-based compensation			448			448		448
Stock-based compensation	—	—	38,315			38,315	—	38,315
Shares issued to acquire SPC	38,102	—	1,400			1,400		1,400
Comprehensive loss:
Accumulated pension liability				(130)
Foreign currency translation adjustment				(79)			—
Net loss					(32,007)		—
Comprehensive loss	—	—	—			(32,216)		(32,216)
BALANCES, December 31, 2011	68,785,296	$688	$470,485	$369	$(343,532)	$128,010	$—	$128,010
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(32,007)	$(27,480)	$(24,112)
Less: net loss attributable to noncontrolling interest	—	14	808
Net loss attributable to NetSuite Inc. common stockholders	(32,007)	(27,466)	(23,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,177	7,755	7,107
Amortization of other intangible assets	3,786	4,621	3,627
Provision for accounts receivable allowances	328	558	1,692
Stock-based compensation	38,315	31,293	20,718
Amortization of deferred commissions	34,666	23,547	19,946
Noncontrolling interests	—	(14)	(808)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(12,093)	(2,194)	353
Deferred commissions	(44,429)	(27,621)	(19,663)
Other current assets	(837)	(2,568)	(2,367)
Other assets	84	386	224
Accounts payable	725	52	(1,249)
Accrued compensation	5,721	1,474	(578)
Deferred revenue	30,529	8,690	(2,241)
Other current liabilities	2,376	364	1,743
Other long-term liabilities	(68)	(645)	(454)
Net cash provided by operating activities	36,273	18,232	4,746
Cash flows from investing activities:
Purchases of property and equipment	(8,586)	(6,367)	(6,092)
Capitalized internal use software	(816)	(96)	(254)
Advances on line of credit	—	—	(157)
Cash paid in business combination	(1,850)	—	(22,212)
Net cash used in investing activities	(11,252)	(6,463)	(28,715)
Cash flows from financing activities:
Payments under capital leases	(483)	—	(8)
Payments under capital leases and long-term debt - related party	(1,117)	(1,730)	(1,630)
Repurchase of noncontrolling interest	—	(1,370)	(3,000)
RSUs acquired to settle employee withholding liability	(269)	(5,642)	(2,934)
Proceeds from issuance of common stock	14,044	4,854	4,349
Net cash provided by / (used in) financing activities	12,175	(3,888)	(3,223)
Effect of exchange rate changes on cash and cash equivalents	(46)	62	(91)
Net change in cash and cash equivalents	37,150	7,943	(27,283)
Cash and cash equivalents at beginning of period	104,298	96,355	123,638
Cash and cash equivalents at end of period	$141,448	$104,298	$96,355
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$109	$120	$204
Cash paid for interest to other parties	$53	$12	$5
Cash paid for income taxes, net of tax refunds	$1,271	$712	$750
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$595	$4,652	$—
Fixed assets and other acquired under capital lease	$1,233	$717	$—
Common stock issued in connection with business combination	$1,400	$—	$—
See accompanying Notes to Consolidated Financial Statements

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
NetSuite Inc. ("the Company") is the industry's leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, NetSuite offers a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company's headquarters are located in San Mateo, California and conducts its business worldwide, with international locations in Canada, Europe, Asia, and Australia.
Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

As of December 31, 2011 and 2010, the Company owned 100% of NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. In 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.
Recent Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not expect the adoption of this update to have an impact on its consolidated results of operations and financial condition.

In June 2011, the FASB issued Accounting Standards Update, Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements and will result in presentation changes for our consolidated financial statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) - Business Combinations, to improve consistency in how the pro forma disclosures are calculated. Additionally, the update enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The Company plans to adopt this update in the first quarter of fiscal year 2012. The Company does not anticipate adoption to have a material impact on its consolidated financial statements.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

Segments
The Company's chief operating decision maker is its Chief Executive Officer ("CEO"), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reportable segment, specifically, the provision of cloud-based business management application suites.

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
The subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company does not currently have any liabilities on its balance sheet for these commitments.
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
Prior to the adoption of ASU 2009-13, the Company was not able to establish VSOE or TPE for any of the undelivered elements. As a result, the Company typically recognized subscription and support, and professional services revenue ratably over the contract period, and allocated subscription and support revenue and professional services revenue based on the contract price.

NetSuite Inc.
Notes to Consolidated Financial Statements

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
Prior to adoption of ASU 2009-13, in multiple element arrangements where the Company determined that a subset of professional services was essential to the customers use of the subscription services (“Essential Professional Services Arrangements”), the Company deferred the commencement of revenue recognition for the entire arrangement until it had delivered the essential professional services component or made a determination that the remaining professional services were no longer essential to the customer. With the adoption of ASU 2009-13, the Company recognizes revenue for subscription and support services in such an arrangement over the contract period commencing when the subscription service is made available to the customer and for professional services on a percentage-of-completion method.
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

Cost of Revenue
Cost of revenue primarily consists of costs related to hosting the Company's cloud-based application suite, providing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and intangible assets and property and equipment depreciation.
Deferred Commissions
The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $44.4 million, $27.6 million and $19.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Commission amortization expense was $34.7 million, $23.5 million and $19.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Internal Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual

NetSuite Inc.
Notes to Consolidated Financial Statements

basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software during the years ended December 31, 2011, 2010 and 2009. The Company capitalized $1.3 million, $96,000 and $287,000 in internal use software during the years ended December 31, 2011, 2010 and 2009, respectively. Included in the 2011 capitalized development costs is $448,000 in stock-based compensation costs. Capitalized stock-based compensation costs in 2010 and 2009 were negligible. Amortization expense totaled $302,000, $221,000 and $260,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The net book value of capitalized internal use software at December 31, 2011 and 2010 was $1.3 million and $372,000, respectively.

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
Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company's determinations include many decisions based on management's knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 16 for information regarding the impact of the Company's accounting for uncertainty in income taxes.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compared this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of fiscal 2011, the Company completed its annual impairment test of goodwill. Based upon that evaluation the Company determined that its goodwill was not impaired at December 31, 2011.
Other intangible assets, consisting of developed technology, tradename and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years. Amortization expense related to developed technology is included in cost of subscription and support revenue while amortization expense related to tradenames and customer relationships is included in sales and marketing expense.
Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2011, 2010 and 2009.
Leases
The Company leases worldwide facilities and certain other equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight line basis over the lease period and accrues for rent expense incurred but not paid.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated asset lives. The estimated useful lives by asset classification are generally as follows:

Asset classification	Estimated useful life in years
Office equipment	3
Furniture and fixtures	5
Computers	3
Software, perpetual license	3 to 7
Software, license with stated term	Term of the license

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.
Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.
Warranties and Indemnification
The Company's cloud-based application service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's on-line help documentation under normal use and circumstances.
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
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.
The Company's arrangements include provisions indemnifying customers against liabilities if our products infringe a third-party's intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.
Concentration of Credit Risk and Significant Customers and Suppliers
Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivables balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account's contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries. At December 31, 2011 and 2010, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the periods presented. At December 31, 2011 and 2010, long-lived assets located outside the United States were not significant.

NetSuite Inc.
Notes to Consolidated Financial Statements

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
United States	$172,527	$143,607	$126,049
International	63,799	49,542	40,491
Total revenue	$236,326	$193,149	$166,540

Percentage of revenue generated outside of the United States	27%	26%	24%
No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2011, 2010 or 2009.
Certain Significant Risks and Uncertainties
The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows; advances and trends in new technologies and industry standards; pressures resulting from new applications offered by competitors; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic or political conditions or regulations; availability of necessary product components; and the Company's ability to attract and retain employees necessary to support its growth.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $102,000, $371,000 and $312,000 during the years ended December 31, 2011, 2010 and 2009, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising expense was $3.5 million, $3.2 million and $1.9 million, respectively.

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
Under the 2007 Equity Incentive Plan (the "2007 Plan"), the Company has granted selected executives and other key employees performance share units ("PSUs"), which are restricted stock units (“RSUs”), whose vesting is contingent upon meeting certain company-wide performance goals and or market-based performance goals. Unforfeited PSUs generally will vest in three equal annual tranches over the service period. However, the 2011 PSU grants vest 1/12 per quarter with the initial vesting event on February 15, 2012. The fair value and the related stock-based compensation expense of performance-based PSUs are determined based on the value of the underlying shares on the date of grant and recognized over the vesting term. Management estimates the probable number of PSUs that will be granted until the achievement of the performance goals is known by year end. The fair value of market-based PSUs on the date of grant (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group.
The Company accounts for compensation expense related to stock options granted to consultants and other non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date over the performance period. The compensation expense is amortized using the straight-line method over the related service term.

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company issues new shares of its common stock upon the exercise of stock options and the vesting of restricted stock, RSUs and PSUs.

Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to NetSuite Inc. common stockholders by the weighted-average number of common shares outstanding during the period less the weighted-average number of unvested common shares subject to the Company's right of repurchase. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options, common stock subject to repurchase and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation gains and losses, net of tax, and an accumulated pension liability for employees located in the Philippines of $130,000.
Note 3. Business Combination
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
Business Combinations - Acquisition of QuickArrow
On July 24, 2009, the Company acquired all of the outstanding share capital of QuickArrow Inc. ("QuickArrow"), for initial aggregate consideration of approximately $19.4 million (the "QuickArrow Consideration") gross of acquired cash. Transaction costs of $1.7 million were expensed as part of the acquisition and were included in general and administrative operating expenses. QuickArrow develops and markets cloud computing solutions for professional services businesses. This acquisition has advanced NetSuite's creation of a next-generation cloud computing application suite for services-based companies. As a result of the transaction, QuickArrow became a wholly-owned subsidiary of the Company. The results of QuickArrow's operations have been included in the consolidated financial statements since July 24, 2009, the date of the closing of the acquisition.

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company has recorded goodwill in its consolidated financial statements in connection with the acquisition of QuickArrow. Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. This amount represents buyer-specific value resulting from synergies that are not included in the fair values of assets that would not be available to another likely marketplace buyer. The factors that contributed to the recognition of goodwill in the acquisition of QuickArrow included increased revenues and profits resulting from the potential to cross-sell NetSuite's fully integrated application suite to QuickArrow's clients.

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
The estimated economic lives of intangible assets are four years for developed technology, seven years for customer relationships and one year for tradenames. During 2010, the Company completed its analysis of the net operating loss tax attributes assumed in the acquisition of QuickArrow Inc. in July 2009. This analysis resulted in an adjustment to the purchase price allocation due to the Company reversing an income tax accrual of $503,000 with a corresponding reduction in goodwill. Additionally in 2010, goodwill was reduced by $196,000 related to certain QuickArrow Inc. sales and use tax adjustments.
Pro forma financial statements for the Company reflecting the acquisition of QuickArrow have not been included as the amounts are not material to the consolidated financial results of the Company.

Note 4. Cash and Cash Equivalents
Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

	December 31,
	2011	2010
	(dollars in thousands)
Cash	$69,096	$32,042
Money Market Mutual Funds	72,352	72,256
Total cash and cash equivalents	$141,448	$104,298

Restricted cash totaled $494,000 and $508,000 as of December 31, 2011 and December 31, 2010, respectively, and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.
The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

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
As of December 31, 2011, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$72,352	$—	$—	$72,352	$72,256	$—	$—	$72,256
Foreign exchange contracts	—	15	—	15	—	—	—	—
Total	$72,352	$15	$—	$72,367	$72,256	$—	$—	$72,256

Liabilites:
Foreign exchange contracts	$—	$242	$—	$242	$—	$243	$—	$243
Total	$—	$242	$—	$242	$—	$243	$—	$243

Note 6. Hedging Activity
Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities
During the year ended December 31, 2011, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $44.3 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of December 31, the Company had the following outstanding foreign exchange forward contracts:

	December 31, 2011		December 31, 2010
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)
British pound	$5,998	$574	$2,048	$976
Australian dollar	3,873	80	4,056	1,324
Japanese yen	390	—	3,480	—
Canadian dollar	881	934	1,658	227
Euro	472	—	410	194
Czech crown	250	—	—	—
New Zealand dollar	—	—	52	—
Total	$11,864	$1,588	$11,704	$2,721
The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(US dollars in thousands)
Foreign exchange contracts	Other current assets	$15	$—	Other current liabilities	$242	$243
Total		$15	$—		$242	$243

 The effect of derivative instruments on the Statement of Operations was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Twelve Months Ended December 31,
Derivatives and forward contracts		2011	2010	2009
		(US dollars in thousands)
Foreign exchange contracts	Other income/ (expense), net	$(63)	$(783)	$(883)
Total		$(63)	$(783)	$(883)
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

Note 7. Property and Equipment
Property and equipment as of December 31, 2011 and 2010 consisted of:

	December 31,
	2011	2010
	(dollars in thousands)
Computer equipment	$30,707	$24,574
Purchased software	15,035	14,471
Internally developed software	4,641	3,376
Leasehold improvements	5,841	5,251
Furniture, fixtures and office equipment	3,919	3,313
Total property and equipment	60,143	50,985
Accumulated depreciation and amortization	(38,320)	(31,138)
Property and equipment, net	$21,823	$19,847

Depreciation and amortization expense was $9.2 million, $7.8 million and $7.1 million and for the years ended December 31, 2011, 2010 and 2009, respectively.

Patent Cross License Agreement
In July 2011, the Company entered into a patent cross licensing agreement ("the Agreement") with a large technology company for $3.0 million. During the third quarter of 2011, the Company paid the initial $1.0 million installment and will pay the remaining amount over the next two years. The Agreement provides the Company with the right to use the large technology company's patents over a period that is slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use the Company's existing and future patents. The Company estimated the total present value of the historical patent rights to be approximately $679,000 and recorded this amount as general and administrative expense in its consolidated statement of operations for the second quarter of 2011. During the second half of 2011, the Company recorded $79,000 in amortized patent license expense as cost of revenue. As of December 31, 2011, the Company's financial statements include short-term and long-term unamortized patent license costs of $191,000 and $1.9 million respectively. The Company financial statements also include $933,000 in short-term liabilities and $956,000 in long-term liabilities which represents the present value of the remaining payments due the large technology company as of December 31, 2011.
Note 8. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 was as follows:

(dollars in thousands)
Balance as of January 1, 2010	$28,095
Adjustment to goodwill acquired in prior year during measurement period	(755)
Balance as of December 31, 2010	27,340
Goodwill acquired during 2011: SPC business combination and an on-line property, plant and equipment solution purchase	224
Balance as of December 31, 2011	$27,564

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
The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	December 31, 2011
	(dollars in thousands)
Developed technology	$10,879	$(6,846)	$4,033
Tradename	940	(940)	—
Customer relationships	13,639	(5,510)	8,129
Total	$25,458	$(13,296)	$12,162

	December 31, 2010
	(dollars in thousands)
Developed technology	$7,826	$(5,055)	$2,771
Tradename	940	(940)	—
Customer relationships	13,306	(3,570)	9,736
Total	$22,072	$(9,565)	$12,507
In connection with the SPC business combination and the purchase of certain assets related to an on-line property, plant and equipment solution, the Company acquired the following intangible assets during 2011: $3.1 million in developed technology, $333,000 in customer relationships and $224,000 in goodwill. The weighted average amortization period for the acquired developed technology and customer relationships intangible assets is 4.2 years and 4 years, respectively.
The total amortization expense for other intangible assets was $3.8 million, $4.6 million and $3.6 million and for the years ended December 31, 2011, 2010 and 2009, respectively.

 Future amortization of intangible assets recorded as of December 31, 2011 is expected to be as follows:

Fiscal year ending December 31:	(dollars in thousands)
2012	$3,552
2013	3,187
2014	2,720
2015	2,003
2016	700
Total	$12,162

Note 9. NetSuite Kabushiki Kaisha
In March 2006, the Company formed NetSuite Kabushiki Kaisha ("NetSuite KK"), a subsidiary of the Company, in order to market and sell applications and services of the Company in Japan. The Company and NetSuite KK entered into a Distribution Agreement in which the Company granted NetSuite KK exclusive rights with respect to the business of providing the Company's cloud-based application service in the Japanese market.
In 2006, the Company and NetSuite KK entered into share purchase agreements, development fund agreements and preferred reseller agreement with TCI, MJS and Inspire Corporation, unrelated Japanese firms. Pursuant to the Share Purchase Agreement, those firms acquired a 28% ownership interest in NetSuite KK. Under the terms of the Development Fund Agreement, the Company was required to undertake its best efforts to provide localization of the Company's cloud-based application service for the Japanese market, a process that was completed in 2007. The Preferred Reseller Agreement provides TCI and MJS with a three-year right and five-year right, respectively, to distribute the localized cloud-based application service in the Japanese market with certain favorable pricing terms. The distribution agreement with TCI expired during 2009. In conjunction with these agreements, the Company and NetSuite KK received $17.0 million from TCI, including $1.5 million in prepaid royalties, $4.1 million from MJS, including $394,000 in prepaid royalties and $807,000 from Inspire Corporation. All of the prepaid royalties had been used or refunded as of December 31, 2009.
In December 2009, the Company purchased TCI's 20% ownership equity in NetSuite KK for $3.0 million. In 2010, the Company purchased the remaining ownership equity in NetSuite KK from MJS and Inspire Corporation for aggregate consideration of $1.4 million.
In 2011, the Company did not recognize any revenue related to the above distribution agreements. During the years ended December 31, 2010 and 2009, the Company recognized $220,000 and $2.1 million, respectively, in revenue related to the distribution agreements. The amounts allocated to the equity investment in NetSuite KK were recorded as equity and noncontrolling interest. The amount allocated to prepaid royalties was recorded as a distributor advance in current liabilities.
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
Note 10. Accrued Compensation
Accrued compensation as of December 31, 2011 and 2010 consists of:

	December 31,
	2011	2010
	(dollars in thousands)
Sales commission	$10,014	$5,941
Employee bonus	4,416	3,472
Employee benefits, payroll taxes and other	3,318	2,635
Total accrued compensation	$17,748	$12,048

Note 11. Long-term Debt
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
The current and long-term portions of the notes payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2011	2010
	(dollars in thousands)
Current portion	$2,145	$1,117
Long-term portion	1,985	3,535
Total long-term debt	$4,130	$4,652

Future debt payments under notes payable as of December 31, 2011 are as follows:

(dollars in thousands)
Years ending:
2012	$2,211
2013	1,613
2014	403
Future debt payments	4,227
Amount representing interest	97
Present value of future debt payments	$4,130

The maximum amount outstanding under the notes was $7.1 million and $6.8 million during the years ended December 31, 2011 and 2010, respectively. In May 2011, the Company renewed the annual support services for a fee of $2.4 million. During the year ended December 31, 2011, the Company repaid principal of $2.9 million including $1.1 million related to software licensing and $1.8 million related to software support. In 2010, the Company repaid principal of $3.0 million including $1.7 million related to software licensing and the remainder related to software support. Interest payments on these notes were $109,000, $118,000 and $167,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
Note 12. Lease Commitments
The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2014. During 2011, the Company entered into two three-year capital lease agreements for computer equipment placed in service at its data centers. The total amount financed under these capital leases was $1.5 million. The total outstanding balance financed under capital leases was $1.8 million and $744,000 at December 31, 2011 and 2010, respectively. Accumulated amortization on the leased assets was $549,000 and $20,000 at December 31, 2011 and 2010, respectively. Amortization of assets recorded under the capital leases is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2011	2010
	(dollars in thousands)
Current portion	725	$234
Long-term portion	991	483
Total debt related to capital leases	$1,716	$717

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2019. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay executory costs such as maintenance, taxes, and insurance. In December 2011, the Company extended the lease for its corporate headquarters located in San Mateo, California through August 2019. Scheduled lease payments related to the 84 month lease extension total $24.1 million. In addition, the Company leases office space elsewhere in the U.S. as well as in the United Kingdom, Canada, Singapore, Philippines, Hong Kong, Australia, the Czech Republic and Japan, expiring on various dates through 2015. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2011 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2012	$761	$6,710	$7,471
2013	761	6,061	6,822
2014	249	4,257	4,506
2015	—	4,083	4,083
2016	—	3,791	3,791
Thereafter	—	10,511	10,511
Future minimum lease payments	1,771	$35,413	$37,184
Amount representing interest	55
Present value of future minimum lease payments	$1,716

 Rental expenses for operating leases, net of sublease income, were $6.7 million, $6.3 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease income was $61,000, $178,000 and $275,000 for those same periods, respectively.
Note 13. Commitments and Contingencies
Legal Proceedings
The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position.
Note 14. Stock-based Compensation
Stock-based Plans
The Company maintains the 2007 Plan for the purpose of granting incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights and PSUs to its employees and directors. Additionally the Company has an additional plan, the 1999 Stock Plan ("the 1999 Plan"), with options outstanding from which it will not grant any additional awards. The Company has also assumed unvested RSUs issued under a plan maintained by OpenAir prior to its acquisition on June 4, 2008. These RSUs were fully vested as of December 31, 2011.
The 2007 Plan, adopted by the Company's Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2011, 1,774,599 shares remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine. The assumption of the RSUs issued by OpenAir did not impact the number of shares available for grant under the 2007 Plan.

 The exercise price for options granted under the 1999 Plan and the 2007 Plan is the fair market value of an underlying share of common stock on the date of grant. If an optionee, at the time the option is granted, owns stock totaling more than 10% of the total combined voting rights of all classes of stock of the Company (a "10% Owner"), the exercise price for such options will not be less than 110% of the fair value of an underlying share of common stock on the date of grant. Options generally vest over a four year period and have a term of 10 years from the date of grant. Options granted under the 2007 Plan to 10% Owners have a maximum term of 5 years.
The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs and PSUs.

During the first quarter of fiscal 2011, the Company granted 162,558 performance share units (“PSUs”) to selected executives and other key employees. These PSUs were divided into two sets: PSUs whose vesting is based upon the Company’s stock performance in relation to a group of peer companies (market-based) and PSUs whose vesting is contingent upon meeting certain company-wide performance goals (performance-based). The following company-wide performance goals were set for 2011: 60% of the shares are contingent upon meeting revenue goals, 15% of the shares are contingent upon meeting a non-GAAP measure of operating margin and 25% are contingent upon meeting a non-GAAP measure of operating cash flows. These shares are subject to term vesting conditions.

The fair value and the related stock-based compensation expense of performance-based PSUs are determined based on the value of the underlying shares on the date of grant and recognized over the vesting term. During the 2011 interim financial periods, management estimated the probable number of PSUs that will be granted until the achievement of the performance goals is known at year end. The $36.40 per share fair value of market-based PSUs on the date of grant (measurement date) was calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group.

For 2011, management determined that the Company achieved 175% of its market-based performance goals and 144% of its company-wide performance goals resulting in the Company granting an additional 96,715 shares to select executive and key employees. The 2011 PSU grants vest 1/12 per quarter with the initial vesting event on February 15, 2012.
During 2010, the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting company-wide performance goals for 2010: 60% of the shares were contingent on meeting revenue goals, 20% of the shares were contingent on meeting a non-GAAP measure of net income and 20% were contingent upon meeting a non-GAAP measure of operating cash flows. For 2010, management determined that the Company achieved 157% of its performance goals and select executive and key employees were granted additional shares equal to 57% of their original PSU grant. These shares are subject to term vesting conditions.
2010 PSU's vest in three equal annual tranches over the service period. The fair value of each 2010 PSU grant is estimated on the date of grant using the same model used for RSUs granted under the 2007 Plan.
As of December 31, 2011 and 2010, all outstanding stock-based payment awards qualified for classification as equity.
Exchange Program
On June 20, 2009, the Company completed a stock option exchange program (the "exchange program") that permitted the Company's eligible employees to exchange certain outstanding stock options (the options eligible for the exchange program are referred to here as "eligible options") with an exercise price greater than or equal to $13.11, which was 120% of the closing price of the Company's common stock approximately one week before the May 20, 2009 launch date of the exchange program. The Company used this threshold to ensure that only outstanding stock options that were substantially "underwater" (meaning the exercise prices of the options are greater than the Company's current stock price) were eligible for exchange under the exchange program.

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
Additional information about the exchange is as follows:

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

Stock Options
A summary of the Company's stock option activity during the year ended December 31, 2011 was as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2011	6,132	$8.62
Granted	375	30.72
Exercised	(2,053)	6.70
Cancelled and forfeited	(128)	14.24
Outstanding at December 31, 2011	4,326	$11.27	5.8	$126,659
Vested and expected to vest	4,199	$11.07	5.8	$123,772
Exercisable at December 31, 2011	3,001	$9.01	4.9	$94,646
The total intrinsic value of the options exercised was $59.2 million, $13.9 million and $12.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, there was $9.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.1 years.

 The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2011	2010	2009
Weighted-average fair value of options granted	$15.96	$7.15	$7.63
Expected term (in years)	6.1	6.1	6.1
Expected volatility	53%	55%	61%
Risk-free interest rate	2.39%	2.58%	2.79%
Dividend yield	none	none	none
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
Volatility. Since the Company is a newly public entity with limited historical data regarding the volatility of its own common stock price, the expected volatility being used is based on a blend of the Company's implied volatility and the historical and implied volatility of comparable companies from a representative industry peer group.
Risk Free Interest Rate. The risk free interest rate is based on U.S. Treasurys zero coupon issues with remaining terms similar to the expected term on the options.
Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Forfeitures. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company's actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Restricted Stock Units, Restricted Stock and Performance Share Units
A summary of the Company's RSU, restricted stock and PSU activity during the year ended December 31, 2011 is as follows:

	Shares	Weighted-average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2011	4,109	$13.54
Granted	1,816	31.36
Vested	(1,816)	15.10
Cancelled and forfeited	(260)	18.10
Nonvested at December 31, 2011	3,849	$20.62	$156,049
For the restricted stock units, restricted stock and performance units that vested during the years ended December 31, 2011, 2010 and 2009, the total intrinsic was $62.7 million, $23.5 million and $8.8 million , respectively.

In connection with the Company's acquisition of SPC in the third quarter of 2011, the Company entered into employment agreements with SPC's two stockholders. Each of the employment agreements includes a 60,000 restricted stock unit grant which vests over the next four years in accordance with the terms of the Company's equity compensation plan. On August 2, 2011, the Company granted the new employees a total of 120,000 restricted stock units with a fair value of $4.4 million. The costs of the equity grants will be recognized as product development expense in the Company's statement of operations over the four year vesting period.

Compensation expense for RSUs, restricted stock and PSUs is determined based on the value of the underlying shares on the date of grant. Compensation expense for RSUs assumed as a part of the OpenAir acquisition was determined based on the value of the underlying shares on the date of the acquisition. As of December 31, 2011, there were $56.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to RSUs, restricted stock and PSUs that is expected to be recognized over a weighted-average period of 2.1 years.
Reserved for Future Issuance
The Company has reserved the following shares of authorized but unissued common stock for future issuance:

December 31, 2011
(shares in thousands)
Options outstanding	4,326
RSUs, PSUs and restricted stock awards outstanding	3,849
Shares available for future grants	1,775
Total	9,950

Note 15. Other Employee Benefits Plans
The Company has a defined contribution retirement plan ("the Plan") that covers substantially all employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. The Company contributed $2.3 million, $1.2 million and $531,000 to the Plan for the years ended December 31, 2011, 2010 and 2009, respectively. Matching contributions were suspended in the United States and Canada during 2009, but resumed in 2010.
During the third quarter of 2011, the Company recorded a statutory pension benefit obligation for its employees in Manila, Philippines. The total unfunded projected benefit obligation for this plan was approximately $158,000 as of December 31, 2011 and is recorded in other long-term liabilities. During fiscal 2011, the Company recorded $32,000 in periodic benefit costs for this plan with a corresponding decrease in accumulated other comprehensive income.

Note 16. Income Taxes
The provision for income taxes consists of the following:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Income / (loss) before income taxes and noncontrolling interest:
Domestic	$(35,277)	$(28,849)	$(23,086)
Foreign	5,041	2,749	(386)
Total	$(30,236)	$(26,100)	$(23,472)

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Current taxes:
Federal	$—	$—	$—
State	88	151	204
Foreign	1,619	1,066	675
Total current taxes	$1,707	$1,217	$879
Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	64	163	(239)
Total deferred taxes	64	163	(239)
Total	$1,771	$1,380	$640

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2011	2010	2009

Federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
State tax, net of federal benefit	(0.02)%	(5.11)%	(0.66)%
Foreign rate differential	0.09%	(2.61)%	(0.39)%
Incentive stock options	7.94%	6.94%	0.25%
Meals and entertainment	0.16%	0.29%	0.20%
Inter-company debt restructuring	3.68%	—%	—%
Other permanent difference	(0.08)%	0.33%	1.66%
Valuation allowance	29.05%	40.48%	36.66%
Effective income tax rate	5.82%	5.32%	2.72%

 Net deferred tax assets consist of the following:

	December 31,
	2011	2010
	(dollars in thousands)
Deferred tax assets:
Deferred revenue	$2,677	$2,696
Other reserves and accruals	5,463	4,816
Incentive stock options	8,774	8,885
Federal operating loss carryforwards	86,543	79,938
State and foreign net operating loss carryforwards	14,375	14,195
Research and development credits	3,829	3,832
Deferred tax assets	121,661	114,362
Deferred tax liabilities:
Property and equipment	$(246)	$(56)
Acquired intangible assets	(2,891)	(4,637)
Tax deductible goodwill	(178)	(106)
Deferred tax liabilities	(3,315)	(4,799)
Net deferred tax assets, before valuation allowance	118,346	109,563
Valuation allowance	(118,151)	(109,305)
Net deferred tax assets	$195	258

As a result of continuing losses in the U.S. and Japan, management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets increased by $8.8 million during the year ended December 31, 2011.
Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2011 was $3.9 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.
During 2011, the Company recorded approximately $319,000 tax benefits related to stock-based compensation that was credited to stockholder's equity during the year.
As of December 31, 2011, the Company had approximately $355.6 million of consolidated federal and $172.6 million of California net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2031. The California net operating loss carryforwards expire in varying amounts between 2012 and 2031. The net operating losses include $37.9 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital.
The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards for 2011, and $48,000 of Manufacturer Investment Credit carryforwards. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire and the Manufacturer Investment Credits for California expire in varying amounts between 2012 and 2013.
The Company's ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had gross unrecognized tax benefits of $3.4 million and $3.5 million at December 31, 2011 and December 31, 2010, respectively. These unrecognized tax benefits, if recognized, would affect the Company's annual effective tax rate.

The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended
	December 31,
	2011	2010
	(dollars in thousands)

Beginning balance - unrecognized tax benefits, gross	$3,520	$24,388
(Decrease) / Increases- current year tax positions	—	(20,684)
Other - adjustments	(132)	(184)
Ending balance- unrecognized tax benefits, gross	$3,388	$3,520

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
The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. No penalties were accrued in the years ended December 31, 2011 and 2010 and an immaterial amount of interest was included in the income tax provision during 2011.
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

 Note 17. Net Loss Per Common Share
The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2011	2010	2009
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(32,007)	$(27,466)	$(23,304)
Denominator:
Weighted-average number of common shares outstanding	66,919	63,777	61,960
Less: Weighted-average number of common shares subject to
repurchase	—	(5)	(19)
Weighted-average number of common shares outstanding used
in computing basic and diluted net loss per common share	66,919	63,772	61,941
Net loss per common share, basic and diluted	$(0.48)	$(0.43)	$(0.38)
The Company's unvested restricted stock, RSUs and PSUs do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock, RSUs and PSUs are not required to be included in the Company's computation of basic and diluted net loss per common share.

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

	December 31,
	2011	2010	2009
	(dollars in thousands)
Options to purchase shares of common stock	5,316	6,533	7,014
Unvested RSUs, PSUs and restricted stock awards	4,249	4,439	2,128
Warrants to purchase shares of common stock	—	5	10
Common stock subject to repurchase	—	5	19
Total	9,565	10,982	9,171

Note 18. Related Party Transactions
The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. In April 2005, the Company entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. Under the April 2005 agreement, the Company paid $2.5 million over nine installments, including the final buyout payment on June 19, 2007. In May 2007, the Company entered into another software license agreement with Oracle USA to license Oracle software for an additional number of computers, along with technical support. The May 2007 agreement called for payments of $900,000 over 12 equal quarterly installments through 2010.
In October 2007, the Company entered into another perpetual software license agreement with Oracle USA to license Oracle database and application server software, along with technical support. This license had a 42 month term that allowed the Company to download an unlimited number of perpetual licenses and was financed pursuant to a note issued to Oracle USA. The Company also purchased the initial 12 months of technical support services under the agreement, which was renewed in 2008 and 2009. The October 2007 agreement replaced the support portion of the product orders made under the April 2005 and May 2007 agreements. The October 2007 agreement required the Company to pay $4.7 million for the net license fees in 12 equal quarterly installments through 2010 and annual payments of $1.4 million for the technical support fees. The Company financed the $4.7 million license fees and the first year support pursuant to a note issued to Oracle Credit Corporation. The note bore interest at a rate of 6.20% per annum. The Company paid the remaining principal of $1.9 million during the year ended December 31, 2010. Interest payments on these notes were $65,000 during the year ended December 31, 2010. In November 2009, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The November 2009 amendment provides that the Company will pay a one-time fee of $210,000 to add certain licenses that were not previously licensed to the license agreement. The Company also agreed to pay an additional $46,200 per year in additional support fees. For the year ended December 31, 2010, the Company paid $786,000 to Oracle USA for support fees.
In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that the Company will pay a one-time fee of $5.2 million to extend the term whereby the company will be able to download unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. The Company will pay $1.2 million for the support services from June 1, 2010 to May 31, 2011. The Company may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum with payments scheduled over the term of the amendment. The Company paid principal of $1.8 million during the year ended December 31, 2010. As of December 31, 2010, the outstanding principal balance on the May 2010 note was $4.7 million. Interest payments on the May 2010 note were $56,000 during the year ended December 31, 2010. The Company paid principal of $2.9 million during the year ended December 31, 2011 including $1.8 million related to support services renewed in May 2011 and $1.1 million related to software services. Interest payments on the May 2010 note totaled $109,000 during the year ended December 31, 2011. As of December 31, 2011, the outstanding principal balance on May 2010 note was $4.1 million.
In May 2011, the Company purchased an integrated database storage system from Oracle USA, Inc., an affiliate of Oracle Corporation, for $456,000. During the third quarter of 2011, the Company paid the $456,000 outstanding balance in full.
Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the majority of the Company's stock, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement on the sailboats. In November 2011, the Company renewed its subscription and professional services agreement with Oracle Racing for an additional 40 months. According to the terms of the agreement, the Company will provide services to Oracle Racing through the end of the American Cup racing season, September 2014, in exchange for logo placement and other advertising services. The estimated value of the Company's services over the term of the agreement is $342,000. Oracle Racing values its service to be approximately $400,000 over the term of the agreement. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $65,000, $49,000 and $250,000 for 2011, 2010 and 2009, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $33,000 during 2011, approximately $75,000 to $95,000 during 2010 and approximately $750,000 to $950,000 per year during 2009. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. For accounting purposes, total revenue and total costs related to the OR agreement will be equal and will be recognized as revenue and expense, respectively, at historical cost. In connection with the license agreements discussed above, the Company recognized $65,000 in revenue for the year ended December 31, 2011.
The Company has entered into various software license agreements RightNow Technologies. In October 2011, RightNow Technology was acquired by Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. During 2011, the Company received payments totaling $180,000 from RightNow Technology for services it performed and paid RightNow Technoloy $67,000 for services it received. In connection with the license agreements discussed above, the Company recognized $159,000 in revenue for the year ended December 31, 2011.
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

In January 2011, the Company’s Chief Technology Officer and Chairman of the Board, purchased property from an entity affiliated with Lawrence J. Ellison, a principal stockholder, (“seller”) for $8.0 million. The seller financed the transaction with a nine year loan. The Company analyzed the transaction and determined that the fair value of the property approximated the fair value of the loan. Consequently, the Company determined there is no compensation expense or a related capital contribution associated with this transaction.

In December 2006, the Company entered into a three-year partnership agreement with the Oakland Athletics (the “Athletics”). Under the terms of the agreement, the Company paid the Athletics $375,000 over the three-year term of the agreement for certain sponsorship benefits. This agreement also extended the Athletics’ right to use the Company’s on-demand application services through December 2009 for no additional consideration from the Athletics. In April 2008, the Company entered into a supplemental sponsorship agreement with the Athletics. Under the terms of the supplemental sponsorship agreement, the Company will pay the Athletics $429,000 over the three year term of the agreement for certain sponsorship benefits. In April 2009, the Company entered into an amendment of its sponsorship agreement under which the Company agreed to purchase additional in-stadium signage for $50,000 per year through 2011. In December 2009, the Company entered into another amendment to the sponsorship agreement for additional in-stadium signage for $157,000 per year for three years starting in January 2010. The amendment also extended the Athletics’ right to use the Company’s on-demand application services through the term of this agreement. In April 2011, the Company amended its sponsorship agreement with the Athletics whereby the Company will pay the Athletics $473,000 over the three year term of the agreement to extend certain sponsorship benefits through 2013. Total payments to the Athletics have been $410,000, $420,000 and $282,000 during 2011, 2010 and 2009, respectively. William Beane III, the General Manager of the Athletics, became a member of the Company’s board of directors in January 2007. In connection with the license agreements discussed above, the Company recognized $61,000 in revenue for the year ended December 31, 2011.

In August 2004, the Company entered into a license agreement with Fieldglass Inc. (“Fieldglass”). A member of the Company’s board of directors, Deborah Farrington, was also a member of the board of directors of Fieldglass until 2010. The Company and Fieldglass have renewed the licensing agreement and the Company has sold to Fieldglass additional services at various points in time. Under the terms of the agreement, Fieldglass paid the Company $128,000 and $196,000 in 2010 and 2009, respectively, for the use of its services.

In March 2005, the Company entered into a business agreement with Perquest Inc. A member of the Company’s board of directors, Deborah Farrington, became a member of the board of directors of Perquest following the commencement of this business agreement. Under the business agreement, Perquest became the exclusive back-end payroll service provider for the Company’s customers located in the United States. Additionally, Perquest’s payroll and tax service application would be accessible to, and available for use by the Company’s customers through the NetSuite application. In November 2008, the Company purchased software from Perquest that had previously been licensed under the March 2005 agreement. Under the 2008 purchase agreement, the Company recognized revenues of $693,000 and $615,000 and costs of $252,000 and $236,000 during 2010 and 2009, respectively. During the first quarter of 2011, the Company took over the back-end payroll service from Perquest as Perquest terminated its business. In the fourth quarter of 2011, the Company outsourced this back-end payroll service to a third-party payroll provider.

In September 2007, the Company entered into an agreement with IRON Solutions LLC under which IRON Solutions became a partner and reseller of the NetSuite product. In June 2008, IRON Solutions was acquired in part by StarVest Partners LLC. Deborah Farrington, a member of the Company’s board of directors, is also a founding principal of StarVest Partners. Additionally, two other StarVest Partners are members of IRON Solutions board of directors. IRON Solutions also has a preexisting services agreement with the Company. During 2011, 2010 and 2009, IRON Solutions paid the Company $280,000, $175,000 and $102,000, respectively, for the use of its services. In connection with the license agreements discussed above, the Company recognized $219,000 in revenue for the year ended December 31, 2011.

In March 2008 the Company entered into a license agreement with Ideeli Inc. (“Ideeli”). A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P and in December 2009 another general partner of StarVest Partners, L.P. became a member of the board of directors of Ideeli. The Company and Ideeli have renewed the license agreement and the Company has sold additional services to Ideeli at various points in time. During 2011, Ideeli renewed its license and support services agreement for $374,000. Under the terms of the agreement, Ideeli paid the Company $312,000, $242,000 and $66,000 in 2011, 2010 and 2009. In connection with the license agreements discussed above, the Company recognized $332,000 in revenue for the year ended December 31, 2011.

During 2011, the Company entered into license and professional services agreements with various customers that share a common investor, StarVest Partners, L.P. A member of the Company’s board of directors, Deborah Farrington, is a general partner of StarVest Partners, L.P. These customers include Accept Software, Blazent, Host Analytics, Newgistics, PivotLink Corporation, Veracode and Xignite. During the year ended December 31, 2011, these customers purchased $449,000 in total services from the Company and paid the Company $332,000. In connection with the license agreements discussed above, the Company recognized $316,000 in revenue for the year ended December 31, 2011.

In August 2006, the Company entered into a license agreement with a division of MetLife, Inc. (“MetLife”). A member of the Company’s Board of Directors, Catherine R. Kinney, became a member of MetLife’s board in April 2009. During 2011, MetLife entered into a professional services agreement with the Company for which MetLife will pay the Company approximately $163,000. Under the terms of the license agreement, MetLife paid the Company $135,000, $67,000 and $48,000 in 2011, 2010 and 2009, respectively, for the use of its services. In connection with the license agreements discussed above, the Company recognized $114,000 in revenue for the year ended December 31, 2011.

In August 2006, the Company entered into a license agreement with SolarWinds, Inc. (“SolarWinds”). A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. The Company and SolarWinds have renewed the licensing agreement and the Company has sold to SolarWinds additional services at various points in time. In March 2009, SolarWinds entered into a two year renewal of the license agreement and purchased additional professional services for which SolarWinds paid the Company $957,000 in the aggregate. In March 2011, SolarWinds renewed the license and support services again for two years with an option to extend for a third year. SolarWinds will pay the Company $1.1 million in the aggregate over two years for its services. Under the terms of the agreements, SolarWinds paid the Company $574,000, $500,000 and $622,000 in 2011, 2010 and 2009, respectively, for the use of its services. In connection with the license agreements discussed above, the Company recognized $562,000 in revenue for the year ended December 31, 2011.

In November 2009 the Company entered into a license agreement with Trustwave Holdings Inc. (“Trustwave”). The Company's President and Chief Executive Officer, Zachary Nelson became a member of TrustWave's board of directors in June 2011. The Company and Trustwave have renewed the license agreement and the Company has sold additional services to Trustwave at various points in time. During 2011, Trustwave renewed the license and support services and purchased additional services totaling $1.2 million. Additionally, during 2011, Trustwave paid the Company $352,000 for services. In connection with the license agreements discussed above, the Company recognized $156,000 in revenue for the year ended December 31, 2011.

In March 2010, the Company entered into a license agreement with Joyent, Inc. (“Joyent”.)  The Company's President and Chief Executive Officer, Zachary Nelson became a member of Joyent's board of directors in May 2010.  The Company and Joyent have renewed the license agreement and the Company has sold additional services to Joyent and various points in time.  During 2011, Joyent renewed the license agreement and purchased additional services totaling $159,000. In connection with the license agreements discussed above, the Company recognized $153,000 in revenue for the year ended December 31, 2011.

In December 2011, the Company entered into a license and support agreement with Cornerstone OnDemand (“Cornerstone”). The Company's Chief Operating Officer, James McGeever is a member of Cornerstone's board of directors. The Company and Cornerstone have renewed the license agreement and the Company has sold additional services to Cornerstone at various points in time. During 2011, Cornerstone renewed the license and support services and purchased additional services totaling $180,000. Also during 2011, Cornerstone paid the Company $106,000 for services. In connection with the license agreements discussed above, the Company recognized $125,000 in revenue for the year ended December 31, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management's Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2011 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.
The information required by this item concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts
Schedule II
Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2011	$456	$328	$1,521	$(1,909)	$396
Year ended December 31, 2010	921	558	462	(1,485)	456
Year ended December 31, 2009	$589	$1,692	$1,327	$(2,687)	$921

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(c) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Zachary Nelson
Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/S/ Ronald Gill
Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
/S/ William L. Beane III
William L. Beane III	Director	February 27, 2012
/S/ Deborah A. Farrington
Deborah A. Farrington	Director	February 27, 2012
/S/ Evan M. Goldberg
Evan M. Goldberg	Director	February 27, 2012
/S/ Catherine Kinney
Catherine Kinney	Director	February 27, 2012
/S/ Kevin Thompson
Kevin Thompson	Director	February 27, 2012
/S/ Edward J. Zander
Edward J. Zander	Director	February 27, 2012

Exhibit Index
The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant's Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant's Form S-1 Registration No. 333-144257).

4.2
Amended and Restated Investor Rights Agreement by and among the Registrant and certain stockholders dated March 31, 2005, and amendments thereto (incorporated by reference to Exhibit 4.2 of Registrant's Form S-1 Registration No. 333-144257).

4.3	Limited Liability Company Operating Agreement of NetSuite Restricted Holdings LLC (incorporated by reference to Exhibit 4.4 of Registrant's Form S-1 Registration No. 333-144257).

4.4	Board resolutions approving corporate opportunity waiver (incorporated by reference to Exhibit 4.5 of Registrant's Form S-1 Registration No. 333-144257).

10.1+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 of Registrant's Form S-1 Registration No. 333-144257).

10.2+	1999 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Registrant's Form S-1 Registration No. 333-144257).

10.3+	2007 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibits 10.1 to 10.4 of Registrant's Quarterly report on Form 10-Q filed on August 13, 2008).

10.4+	2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 1, 2008).

10.5+
OPENAIR, INC. 2008 RESTRICTED STOCK UNIT PLAN and forms of agreement thereunder (incorporated by reference to Exhibits 10.5 and 10.6 of Registrant's Quarterly Report on Form 10-Q filed on August 13, 2008).

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant's Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective March 2, 2011.

10.9+	Offer Letter Agreement by and between the Registrant and James Ramsey effective March 2, 2011.

10.10+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant's Form S-1 Registration No. 333-144257).

10.11
Office Lease Agreement by and between the Registrant and EOP-Peninsula Office Park, L.L.C. dated August 2, 2005 (incorporated by reference to Exhibit 10.12 of Registrant's Form S-1 Registration No. 333-144257).

10.12
First Amendment to the Office Lease Agreement by and between the Company and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 28, 2008).

10.13
Second Amendment to the Office Lease Agreement by and between the Company and EOP- Peninsula Office Park, L.L.C. dated October 8, 2010 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 15, 2011).

10.14
Third Amendment to the Office Lease Agreement by and between the Company and EOP- Peninsula Office Park, L.L.C. dated December 9, 2011 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 15, 2011).

10.15	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant's Form S-1 Registration No. 333-144257).

10.16	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant's Form S-1 Registration No. 333-144257).

10.17+
Severance and Change of Control Agreement by and between the Registrant and Zachary Nelson effective December 24, 2008. (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.18+
Severance and Change of Control Agreement by and between the Registrant and Evan M. Goldberg effective December 24, 2008. (incorporated by reference to Exhibit 10.19 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.19+
Severance and Change of Control Agreement by and between the Registrant and James McGeever effective December 24, 2008. (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.20+
Severance and Change of Control Agreement by and between the Registrant and Timothy Dilley effective December 24, 2008. (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K filed on March 13, 2009).

10.21+
Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008. (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.22+
Severance and Change of Control Agreement by and between the Registrant and James Ramsey effective August 4, 2009. (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009)

10.23
Ordering Document by and between the Registrant and Oracle USA, Inc. dated October 31, 2007 and as amended. (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K filed on March 3, 2011)

10.24
Ordering Document by and between the Registrant and Oracle America, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Registrant's current report on Form 8-K filed on May 13, 2011).

10.25
Amended and Restated Master Services Agreement between the Registrant and SAVVIS Communication Corporation dated May 14, 2010 thereunder (incorporated by reference to Exhibits 10.1 of Registrant's Form 8-K filed on May 10, 2010).

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