Form 10-Q
period 2012-03-31
NETSUITE INC
filed 2012-05-07
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☒

On April 30, 2012, 70,202,753 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$154,160	$141,448
Accounts receivable, net of allowances of $392 and $396 as of March 31, 2012 and December 31, 2011, respectively	40,395	39,105
Deferred commissions	21,774	22,968
Other current assets	9,444	8,693
Total current assets	225,773	212,214
Property and equipment, net	22,447	21,823
Deferred commissions, non-current	3,721	3,585
Goodwill	27,564	27,564
Other intangible assets, net	11,274	12,162
Other assets	4,043	3,832
Total assets	$294,822	$281,180
Liabilities and total equity
Current liabilities:
Accounts payable	$2,777	$1,905
Deferred revenue	114,406	105,800
Accrued compensation	13,616	17,748
Accrued expenses	8,404	8,285
Other current liabilities (including note payable to related party of $1,559 and $2,145 as of March 31, 2012 and December 31, 2011, respectively)	8,156	7,829
Total current liabilities	147,359	141,567
Long-term liabilities:
Deferred revenue, non-current	5,829	5,898
Other long-term liabilities (including note payable to related party of $1,592 and $1,985 as of March 31, 2012 and December 31, 2011, respectively)	4,926	5,705
Total long-term liabilities	10,755	11,603
Total liabilities	158,114	153,170
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 69,976,772 and 68,785,296 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	700	688
Additional paid-in capital	486,668	470,485
Accumulated other comprehensive income	582	369
Accumulated deficit	(351,242)	(343,532)
Total equity	136,708	128,010
Total liabilities and total equity	$294,822	$281,180
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012		2011
Revenue:
Subscription and support		$57,990		$45,814
Professional services and other		11,329		7,627
Total revenue		69,319		53,441
Cost of revenue:
Subscription and support		9,211		7,631
Professional services and other		11,584		8,402
Total cost of revenue		20,795		16,033
Gross profit		48,524		37,408
Operating expenses:
Product development		11,090		9,447
Sales and marketing		35,579		27,461
General and administrative		8,979		7,877
Total operating expenses		55,648		44,785
Operating loss		(7,124)		(7,377)
Other income / (expense), net:
Interest income		50		49
Interest expense		(52)		(32)
Other expense, net		(53)		—
Total other income / (expense), net		(55)		17
Loss before income taxes		(7,179)		(7,360)
Provision for income taxes		531		312
Net loss		$(7,710)		$(7,672)
Net loss per common share, basic and diluted	$(0.11)		$(0.12)
Weighted average number of shares used in computing net loss per share	69,324		65,384

Comprehensive loss:
Foreign currency translation gains, net of taxes		213		155
Comprehensive loss		(7,497)		$(7,517)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,710)	$(7,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,519	2,143
Amortization of other intangible assets	901	1,072
Provision for accounts receivable allowances	177	28
Stock-based compensation	10,883	8,493
Amortization of deferred commissions	11,042	7,363
Excess tax benefit on stock-based compensation	(100)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(1,513)	(3,374)
Deferred commissions	(9,987)	(8,287)
Other current assets	(810)	(1,562)
Other assets	(226)	(10)
Accounts payable	616	1,046
Accrued compensation	(4,183)	(1,054)
Deferred revenue	8,626	8,348
Other current liabilities	528	433
Other long-term liabilities	(207)	(271)
Net cash provided by operating activities	10,556	6,696
Cash flows from investing activities:
Purchases of property and equipment	(2,392)	(1,112)
Capitalized internal use software	(228)	(89)
Net cash used in investing activities	(2,620)	(1,201)
Cash flows from financing activities:
Payments under capital leases	(180)	(103)
Payments under capital leases and long-term debt - related party	(385)	—
RSUs acquired to settle employee withholding liability	(47)	(71)
Excess tax benefit on stock-based compensation	100	—
Proceeds from issuance of common stock	5,109	1,963
Net cash provided by financing activities	4,597	1,789
Effect of exchange rate changes on cash and cash equivalents	179	(6)
Net change in cash and cash equivalents	12,712	7,278
Cash and cash equivalents at beginning of period	141,448	104,298
Cash and cash equivalents at end of period	$154,160	$111,576
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$22	$—
Cash paid for interest to other parties	$11	$5
Cash paid for income taxes, net of tax refunds	$383	$204
Noncash financing and investing activities:
Fixed assets and other acquired under capital lease	$—	$734
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2012 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company plans to adopt this update in the fourth quarter of fiscal year 2012 when it performs its annual goodwill impairment analysis. The Company does not expect the adoption of this update to have an impact on its consolidated results of operations and financial condition.

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

The subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company has not accrued any liabilities on its balance sheet for these commitments.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2012 and December 31, 2011, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
United States	$50,930	$38,471
International	18,389	14,970
Total revenue	$69,319	$53,441

Percentage of revenue generated outside of the United States	27%	28%

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2012 or 2011.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. During the first quarter of 2012, the Company's product development operating expense was reduced by approximately $740,000 for reimbursements of eligible operating expenses incurred during the period of November 2010 to March 31, 2012. Of this amount, the Company received approximately $290,000 in payments from the Czech Republic government during the first quarter of 2012 and accrued the remaining $450,000 in reimbursements due the Company in other current assets as of March 31, 2012.

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

As of March 31, 2012, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,382	$—	$—	$72,382	$72,352	$—	$—	$72,352
Foreign exchange contracts	—	34	$—	34	$—	$15	$—	15
Total	$72,382	$34	$—	$72,416	$72,352	$15	$—	$72,367

Liabilities:
Foreign exchange contracts	$—	$212	$—	$212	$—	$242	$—	$242
Total	$—	$212	$—	$212	$—	$242	$—	$242

The following financial instruments are not measured at fair value on the Company's condensed consolidated balance sheet at March 31, 2012, but require disclosure of their fair values: accounts receivable and accounts payable. The estimated fair value of these financial instruments at March 31, 2012 approximates their carrying value as reported on the Company's condensed consolidated balance sheet.

Restricted Cash

Restricted cash totaled $495,000 as of March 31, 2012 and December 31, 2011 and is included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2012, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $15.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2012 and December 31, 2011, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2012		December 31, 2011
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$5,905	$2,072	$5,998	$574
Australian dollar	4,297	322	3,873	80
Euro	552	131	472	—
Canadian dollar	502	523	881	934
Japanese yen	450	—	390	—
Czech crown	250	100	250	—
Mexican peso	116	—	—	—
New Zealand dollar	108	83	—	—
Total	$12,180	$3,231	$11,864	$1,588

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$34	15	Other current liabilities	$212	$242
Total		$34	15		$212	$242

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Three Months Ended March 31,
Derivatives and forward contracts		2012	2011
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$252	$(167)
Total		$252	$(167)

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

Note 5. Stock-based Compensation
During the first quarter of 2012, the Company granted 341,750 performance shares (“PS”), with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: 2012 and 2014. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and certain company-wide revenue performance goals in 2014. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals is known at year end December 31, 2012 and 2014, respectively. The Company also awarded PS for 2013 and an additional PS award for 2014 for which the performance metrics have not been set by the Company's Board of Directors. As such, there is no accounting for these awards until the period the performance metrics are set.

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

As of March 31, 2012, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $349,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.4 million for Japan where it had a full valuation allowance as of March 31, 2012 reducing its carrying value to zero.

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

Note 7. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase and warrants. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	Three Months Ended March 31,
	2012	2011
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(7,710)	$(7,672)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	69,324	65,384
Net loss per common share, basic and diluted	$(0.11)	$(0.12)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2012	2011
	(Shares in thousands)
Options to purchase shares of common stock	4,180	6,015
Unvested RSUs, PSUs, PS and restricted stock awards	3,761	4,087
Total	7,941	10,102

Note 8. Related Party Transactions

During the first quarter of 2012, the Company paid Oracle Financing $1.0 million which included $595,000 related to a support services agreement renewed in May 2011, $385,000 related to software licenses and $22,000 related to interest in connection with a related party note entered into in May 2010 to finance the software license and support services. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation.

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technology was acquired by Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. During the first quarter of 2012 and 2011, the Company received payments totaling $112,000 and $132,000, respectively, from RightNow Technology for services it performed. Additionally during the first quarter of 2012 and 2011, the Company paid RightNow Technology $76,000 and $58,000, respectively for services it received.

In January 2011, the Company's Chief Technology Officer and Chairman of the Board, purchased property from an entity affiliated with a principal stockholder (“seller”) for $8.0 million. The seller financed the transaction with a nine year loan. The Company analyzed the transaction and determined that the fair value of the property approximated the fair value of the loan. Consequently, the Company determined there is no compensation expense or a related capital contribution associated with this transaction.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreement and sold additional services to these customers or purchased services from these vendors at various points in time. During the first quarter of 2012, the Company entered into $166,000 in license and professional service agreements for services it will provide to the customers and received $313,000 in payments for services performed. As of March 31, 2012, outstanding receivables from these customers totaled $900,000. Additionally during the first quarter of 2012, the Company purchased $81,000 in services from the vendors and paid $49,000 for services it received. During the first quarter of 2011, the Company entered into $1.1 million in license and professional service agreements for for services it will provide to the customers and received $256,000 in payments for services performed. As of March 31, 2011, outstanding receivables from these customers totaled $772,000. Additionally during the first quarter of 2011, the Company purchased $698,000 in services from the vendors and paid $1,000 for services it received.

During the first quarter of 2012 and 2011, the Company recognized $684,000 and $601,000, respectively, in revenue in connection with the subscription and professional services provided to related parties.

Additional related party transactions entered into prior to December 31, 2011 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 28, 2012. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

In 1999, we released our first application, NetLedger, focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite, and we have regularly added features and functionality. In 2008, we acquired OpenAir and in 2009 we acquired QuickArrow, both of which offer professional services automation and project portfolio management products.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2012, we did not have any single customer that accounted for more than 3% of our revenue.

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

•	Strengthening our offerings for targeted industries such as wholesale/distribution, manufacturing, e-tail, retail, technology and professional services by adding deeper verticalized functionality; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise or horizontal solution.

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

Our subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service level commitments, we have not accrued any liabilities on our balance sheet for these commitments.

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2012, we had deferred revenue of $120.2 million.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
United States	$50,930	$38,471
International	18,389	14,970
Total revenue	$69,319	$53,441

Percentage of revenue generated outside of the United States	27%	28%

Employees

The number of full-time employees as of March 31, 2012 was 1,336 as compared to 1,265 at December 31, 2011 and 1,116 at March 31, 2011. As of March 31, 2012, our headcount included 410 employees in sales and marketing; 527 employees in operations; professional services, training and customer support; 262 employees in product development; and 137 employees in a general and administrative capacity.

Cost of Revenue

Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, outsourced subscription services, costs associated with website development activities, allocated overhead, intangible asset amortization expense associated with capitalized internal use software and acquired developed technology, and related plant and equipment depreciation and amortization expenses.

Professional services and other cost of revenue primarily consists of personnel and related costs for our professional services employees and executives, external consultants, stock-based compensation and allocated overhead.

We allocate overhead such as rent, information technology costs, employee benefit costs and recruiting costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
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
At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the first quarter of 2012, we reduced our product development expense for eligible operational expenses we expect the Czech Republic to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.
We expect product development expenses to increase in absolute dollars and increase slightly as a percentage of revenue as we continue to extend our service offerings internationally and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

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
We believe we have sufficient sales and marketing staff to meet our revenue goals for the remainder of 2012. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars, but remain constant as a percentage of total revenue for the remainder of 2012.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.

We expect our general and administrative expenses to increase in terms of absolute dollars and decrease as a percentage of total revenue for the remainder of 2012.

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

There have been no significant changes in our critical accounting policies and estimates during the first three months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed on February 28, 2012 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Revenue:
Subscription and support	$57,990	$45,814
Professional services and other	11,329	7,627
Total revenue	69,319	53,441
Cost of revenue (1):
Subscription and support	9,211	7,631
Professional services and other	11,584	8,402
Total cost of revenue	20,795	16,033
Gross profit	$48,524	$37,408
Gross margin	70%	70%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$904	$972
Professional services and other	1,173	964
	$2,077	$1,936

Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenue for the three months ended March 31, 2012 increased $15.9 million, or 30%, compared to the same period in 2011.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2012 increased $12.2 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $9.7 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld, and a $2.5 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2012 increased $3.7 million, or 49%, compared to the same period in 2011. The increase was primarily the result of a $7.2 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. The increase in professional services and other revenue was partially offset by a $3.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012.

Revenue generated outside of the United States was $18.4 million, or 27%, of our total revenue for the three months ended March 31, 2012 as compared to $15.0 million, or 28%, for the same period in 2011. Revenue generated outside of the United States increased primarily due an increase in our sales efforts internationally, particularly in Australia.

Cost of revenue for the three months ended March 31, 2012 increased $4.8 million, or 30%, compared to the same period in 2011.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2012 increased $1.6 million, or 21%, compared to the same period in 2011. The increase was primarily due to a $906,000 increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center costs increased $617,000 due to an increase in vendor prices, and an increase in support and other operational costs associated with an increase in our data center capacity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2012 increased $3.2 million, or 38%, compared to the same period in 2011. The increase was primarily the result of a $1.8 million increase in personnel costs, a $755,000 increase in fees related to outsourced consulting services and a $530,000 increase in overhead expense allocations. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Outsourced consulting fees increased due to an increase in demand for our professional services.

Our gross margin remained constant at 70% during the three months ended March 31, 2012 compared to the same period in 2011. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the first quarter of 2012 when compared to the same period in 2011, so our increase in total revenue did not increase gross margin.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$11,090	16%	$9,447	18%
Sales and marketing	35,579	51%	27,461	51%
General and administrative	8,979	13%	7,877	15%
Total operating expenses	$55,648	80%	$44,785	84%

(1) Includes stock-based compensation expense and amortization of acquisition-related intangible assets as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Product development	$3,207	$2,180
Sales and marketing	3,958	3,085
General and administrative	2,554	2,363
Total	$9,719	$7,628

Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Product development expenses for the three months ended March 31, 2012 increased $1.6 million, or 17%, as compared to the same period in 2011. The increase was primarily the result of a $1.9 million increase in personnel costs resulting from an increase in headcount, annual salary increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.0 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, overhead expense allocations increased by $460,000 due to higher overhead costs and an increase in product development headcount. These cost increases were partially offset by expense reductions related to a $723,000 employment development subsidy from the Czech Republic government for the period of November 2010 to March 31, 2012 and a $177,000 increase in capitalized product development costs associated with new product functionality.

Sales and marketing expenses for the three months ended March 31, 2012 increased $8.1 million, or 30%, as compared to the same period in 2011. The increase was primarily the result of a $6.7 million increase in personnel costs, a $612,000 increase in marketing expenses and a $762,000 increase in overhead expense allocations and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include an $851,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards. Marketing expenses also increased by $612,000 primarily due to a $524,000 increase in on-line marketing expenses. Overhead allocation and other operating expenses, net increased due to an increase in overhead costs allocations.

General and administrative expenses for the three months ended March 31, 2012 increased $1.1 million, or 14%, as compared to the same period in 2011. The increase was primarily the result of a $1.4 million increase in personnel costs, a $693,000 increase in overhead costs and a $675,000 increase in other operational costs, partially offset by $1.4 million in overhead expense allocations to other departments. The increase in personnel costs resulted from an increase in headcount and increases in other payroll costs. Overhead costs increased primarily due to an increase in facility costs. Other operational costs increased primarily due to an increase in costs related to general administrative services. Our overhead expense allocations increased due to an increase in costs allocated.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes was as follows for the periods presented:

	Three Months Ended March 31,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$50	—%	$49	—%
Interest expense	(52)	—%	(32)	—%
Other expense, net	(53)	—%	—	—%
Provision for income taxes	531	1%	312	1%

Liquidity and Capital Resources

As of March 31, 2012, our primary sources of liquidity were our cash and cash equivalents totaling $154.2 million and $40.4 million in accounts receivable, net of allowance.

In the three months ended March 31, 2012, cash flows from operations were $10.6 million. Although we have had positive operating cash flows for twelve consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future to meet our operating cash flow needs.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets and totaled $495,000 as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, we had an accumulated deficit of $351.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$10,556	$6,696
Net cash used in investing activities	(2,620)	(1,201)
Net cash provided by financing activities	4,597	1,789
Effect of exchange rate changes on cash and cash equivalents	179	(6)
Net change in cash and cash equivalents	$12,712	$7,278

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2012 as compared to the same period in 2011 primarily as a result of an increase in revenue and deferred revenue offset by an increase in commissions paid.

Cash used in investing activities during the three months ended March 31, 2012 increased from the same period in 2011 primarily due to an increase in capital expenditures for property and equipment at our data centers in California and Massachusetts.

The net cash provided by financing activities for the three months ended March 31, 2012 increased due to proceeds received from employee stock option exercises and the timing of debt payments made to a related party.

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the first quarter of 2012, we amended our Manila, Philippines office lease agreement to extend the termination date from the May 1, 2012 to April 30, 2015. The three year lease extension also includes additional office space so we can expand our operations in the future. According to the amended lease, we will pay a total of $3.4 million over the extended lease term.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $154.2 million as of March 31, 2012. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2012, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by less than 1% when compared to the same period in the prior year. For the three months ended March 31, 2012, the fluctuation in foreign currency rates positively affected our income by approximately $55,000. Even though the U.S. dollar weakened against foreign currencies during first quarter of 2012 compared to the same period in the prior year, the net effect on our revenue and expenses denominated in foreign currencies was positive.

During the three months ended March 31, 2012, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of March 31, 2012 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2012, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $7.7 million for the three months ended March 31, 2012. As of that date, our accumulated deficit was $351.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with SAVVIS. However, we host our OpenAir applications from a Massachusetts based data center, which we also operate in conjunction with SAVVIS. In addition, our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with SAVVIS located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break‑ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,336 as of March 31, 2012.

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
If benefits currently available under the Czech Republic government subsidy program are reduced or disallowed, our business could suffer.
At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the three months ended March 31, 2012, we recorded $740,000 in expected expense reimbursements through this program for expenses incurred during the period of November 2010 to March 31, 2012. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. During the first quarter of 2012, we received $290,000 in subsidy reimbursement payments. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be adversely affected.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 45.7% of our common stock as of March 31, 2012. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 52.2% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2012, we had a total of 69,976,772 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 54.3% of our outstanding shares as of March 31, 2012, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No	Description of Exhibits

10.1	Form of Notice of Grant of Stock Option
10.2	Form of Notice of Grant of Restricted Stock Units
10.3	Form of Notice of Grant of Performance Shares
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2012	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer