Form 10-Q
period 2012-06-30
NETSUITE INC
filed 2012-08-06
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 31, 2012, 70,914,812 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$164,479	$141,448
Accounts receivable, net of allowances of $467 and $396 as of June 30, 2012 and December 31, 2011, respectively	44,409	39,105
Deferred commissions	21,823	22,968
Other current assets	8,335	8,693
Total current assets	239,046	212,214
Property and equipment, net	23,831	21,823
Deferred commissions, non-current	3,690	3,585
Goodwill	31,697	27,564
Other intangible assets, net	11,544	12,162
Other assets	3,978	3,832
Total assets	$313,786	$281,180
Liabilities and total equity
Current liabilities:
Accounts payable	$3,787	$1,905
Deferred revenue	124,805	105,800
Accrued compensation	14,679	17,748
Accrued expenses	9,022	8,285
Other current liabilities (including note payable to related party of $1,567 and $2,145 as of June 30, 2012 and December 31, 2011, respectively)	8,171	7,829
Total current liabilities	160,464	141,567
Long-term liabilities:
Deferred revenue, non-current	5,171	5,898
Other long-term liabilities (including note payable to related party of $1,197 and $1,985 as of June 30, 2012 and December 31, 2011, respectively)	6,153	5,705
Total long-term liabilities	11,324	11,603
Total liabilities	171,788	153,170
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 70,780,312 and 68,785,296 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	708	688
Additional paid-in capital	502,286	470,485
Accumulated other comprehensive income	159	369
Accumulated deficit	(361,155)	(343,532)
Total equity	141,998	128,010
Total liabilities and total equity	$313,786	$281,180
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2012		2011		2012		2011
Revenue:
Subscription and support		$119,039		$94,054		$61,049		$48,240
Professional services and other		24,989		17,220		13,660		9,593
Total revenue		144,028		111,274		74,709		57,833
Cost of revenue:
Subscription and support		19,842		15,715		10,631		8,084
Professional services and other		24,007		17,792		12,423		9,390
Total cost of revenue		43,849		33,507		23,054		17,474
Gross profit		100,179		77,767		51,655		40,359
Operating expenses:
Product development		24,368		20,358		13,277		10,911
Sales and marketing		73,140		57,930		37,561		30,469
General and administrative		18,876		16,217		9,897		8,340
Total operating expenses		116,384		94,505		60,735		49,720
Operating loss		(16,205)		(16,738)		(9,080)		(9,361)
Other income / (expense), net:
Interest income		92		91		42		42
Interest expense		(103)		(65)		(51)		(33)
Other expense, net		(114)		(16)		(61)		(16)
Total other income / (expense), net		(125)		10		(70)		(7)
Loss before income taxes		(16,330)		(16,728)		(9,150)		(9,368)
Provision for income taxes		1,293		735		763		423
Net loss		$(17,623)		$(17,463)		(9,913)		(9,791)
Net loss per common share, basic and diluted	$(0.25)		$(0.26)		$(0.14)		$(0.15)
Weighted average number of shares used in computing net loss per share	69,847		65,940		70,370		66,489

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(210)		217		(423)		62
Comprehensive loss		$(17,833)		$(17,246)		$(10,336)		$(9,729)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,623)	$(17,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,208	4,358
Amortization of other intangible assets	2,266	2,035
Provision for accounts receivable allowances	303	141
Stock-based compensation	23,407	18,228
Amortization of deferred commissions	21,981	15,778
Excess tax benefit on stock-based compensation	(199)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(5,538)	(2,265)
Deferred commissions	(20,943)	(18,294)
Other current assets	152	7
Other assets	(174)	5
Accounts payable	1,025	407
Accrued compensation	(3,064)	(199)
Deferred revenue	18,326	13,108
Other current liabilities	937	(167)
Other long-term liabilities	(328)	(537)
Net cash provided by operating activities	25,736	15,142
Cash flows from investing activities:
Purchases of property and equipment	(5,026)	(3,838)
Capitalized internal use software	(853)	(273)
Cash paid in business combination, net of amounts received	(3,853)	(650)
Net cash used in investing activities	(9,732)	(4,761)
Cash flows from financing activities:
Payments under capital leases	(360)	(223)
Payments under capital leases and long-term debt - related party	(772)	(354)
RSUs acquired to settle employee withholding liability	(111)	(162)
Excess tax benefit on stock-based compensation	199	—
Proceeds from issuance of common stock	7,934	6,820
Net cash provided by financing activities	6,890	6,081
Effect of exchange rate changes on cash and cash equivalents	137	290
Net change in cash and cash equivalents	23,031	16,752
Cash and cash equivalents at beginning of period	141,448	104,298
Cash and cash equivalents at end of period	$164,479	$121,050
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$39	$49
Cash paid for interest to other parties	$21	$14
Cash paid for income taxes, net of tax refunds	$720	$632
Noncash financing and investing activities:
Fixed assets and other acquired under capital lease	$—	$2,443
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/ Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, the Company offers a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service (“SaaS”) model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, South America and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six and three month periods ended June 30, 2012 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company plans to adopt this update in the fourth quarter of fiscal year 2012 when it performs its annual goodwill impairment analysis. The Company does not expect the adoption of this update to have an impact on its consolidated results of operations and financial position.

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue include fees generated from training and consulting services such as business process mapping, configuration, data migration and integration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2012 and December 31, 2011, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
United States	$105,940	$80,821	$55,011	$42,350
International	38,088	30,453	19,698	15,483
Total revenue	$144,028	$111,274	$74,709	$57,833

Percentage of revenue generated outside of the United States	26%	27%	26%	27%

No single country outside the United States represented more than 10% of revenue during the six and three months ended June 30, 2012 or 2011.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the six and three month periods ended June 30, 2012, the Company's product development operating expenses were reduced by approximately $1.0 million and $262,000, respectively, for reimbursements of eligible operating expenses incurred during the period of November 2010 to June 30, 2012. Of this amount, the Company received approximately $290,000 in payments from the Czech Republic government during the first six months of 2012 and accrued the remaining $666,000 in reimbursements, adjusted for foreign currency valuations, due the Company in other current assets as of June 30, 2012. The Company accrues for the reimbursements as the eligible operating expenses are incurred.

Impairment of Intangible Asset

In 2009, the Company acquired QuickArrow (“QA”) for approximately $19.4 million and assigned $3.3 million to the developed technology intangible asset. The QA developed technology was being amortized over a four year period to cost of revenue. In the second quarter of 2012, certain QA customers transitioned from the QA service offering to a NetSuite service offering or terminated their service completely resulting in the carrying value of the QA developed technology assets exceeding the revised undiscounted expected future cash flows for the service. As a result, the Company recorded a $401,000 impairment charge based on the excess of the carrying amount of the QA developed technology over the fair value of such asset as of June 30, 2012. The QA developed technology fair value at June 30, 2012 was derived from the expected QA future cash flows which are based on revenue generated by customers using the QA service, a Level 3 unobservable input. The Company will amortize the remaining $481,000 net carrying value of the asset asset over the second half of 2012 which is the period the intangible asset is expected to generate revenue.

Business Combination

In May 2012, the Company completed the purchase of all the outstanding equity of two small South American companies ("SAC") that specialize in ecommerce technology and services. The Company also purchased certain assets from two entities related to the SAC. The SAC workforce will augment the Company's existing professional services and product development teams to allow the Company to expand its business capabilities in ecommerce technology and services. Accordingly, the assets and operating results of the SAC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing dates, the Company paid $4.0 million in cash. Additional consideration of $2.2 million in cash is being withheld for various periods up to the next 10 years following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the second quarter of 2012, the Company recorded $736,000 in operating expenses related to transaction costs associated with this business combination.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include but are not limited to the expected costs to recreate the assets, present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development charges in connection with the acquisition.

The preliminary allocation of the SAC consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Cash	$179
Accounts receivable	95
Developed technology	82
Customer relationships	169
Non-compete agreements	883
Trademarks	487
Goodwill	4,446
Other assets / liabilities, net	(128)
Total purchase price	$6,213

The Company is undertaking an analysis of the tax attributes of the assets acquired and liabilities assumed. This analysis is expected to be completed in the second half of 2012 and may result in an adjustment to the allocation of the consideration.
The Company will amortize the intangible assets on a straight-line basis over the following periods: non-compete agreements, three years; trademarks, five years; customer relationships, one year to three year and developed technology, one year. The SAC's operating results are not material for pro forma disclosure.

The following table details the Company's goodwill activity during the six months ended June 30, 2012:

(dollars in thousands)
Beginning balance as of January 1, 2012	$27,564
Acquisition of SAC in May 2012	4,446
Foreign currency adjustment	(313)
Ending balance as of June 30, 2012	$31,697

The Company does not have a history of goodwill impairments.

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

As of June 30, 2012, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,413	$—	$—	$72,413	$72,352	$—	$—	$72,352
Foreign exchange contracts	—	209	$—	209	$—	$15	$—	15
Total	$72,413	$209	$—	$72,622	$72,352	$15	$—	$72,367

Liabilities:
Foreign exchange contracts	$—	$14	$—	$14	$—	$242	$—	$242
Total	$—	$14	$—	$14	$—	$242	$—	$242

Restricted Cash

Restricted cash, which is included in long-term other assets, totaled $541,000 as of June 30, 2012 and $495,000 as of December 31, 2011. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2012, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $14.9 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2012 and December 31, 2011, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2012		December 31, 2011
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$5,876	$127	$5,998	$574
Australian dollar	3,915	—	3,873	80
Euro	991	294	472	—
Canadian dollar	1,500	210	881	934
Japanese yen	630	—	390	—
Czech crown	1,000	150	250	—
Mexican peso	123	36	—	—
New Zealand dollar	24	—	—	—
Total	$14,059	$817	$11,864	$1,588

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$209	15	Other current liabilities	$14	$242
Total		$209	15		$14	$242

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2012	2011	2012	2011
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$417	$(308)	$165	$(141)
Total		$417	$(308)	$165	$(141)

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instruments, if the counterparty to the instruments failed completely to perform according to the terms of the contracts. Generally, we have the right of offset for gains earned and losses incurred under these agreements. The agreements with the counterparty do not require either party to provide collateral to mitigate the credit risk of the agreements.

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

Note 5. Stock-based Compensation
In connection with the SAC acquisitions, the Company entered into employment agreements with certain former SAC stockholders and granted them 51,606 restricted stock units in total. The restricted stock units vest over the next three to four years in accordance with the terms of the Company's equity compensation plan. The total fair value of the restricted stock units on the date of grant was $2.3 million. The cost of these equity grants will be recognized as cost of professional services and other in the Company's statement of operations over the three to four year vesting period.

During the first quarter of 2012, the Company granted 341,750 performance shares (“PS”), with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that vest based on the Company's performance in 2012 and 2014. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and certain company-wide revenue performance goals in 2014. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals is known at or after December 31, 2012 and December 31, 2014, respectively. The Company also awarded PS for 2013 and an additional PS award for 2014 for which the performance metrics have not been set by the Company's Board of Directors. As such, there is no accounting impact for these awards until the period the performance metrics are set.

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

As of June 30, 2012, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $341,000 included in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.6 million for Japan where it had a full valuation allowance as of June 30, 2012, reducing its carrying value to zero.

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

Note 7. Net Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, restricted stock units ("RSUs"), performance share units ("PSUs") and PS. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(17,623)	$(17,463)	$(9,913)	$(9,791)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	69,847	65,940	70,370	66,489
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.26)	$(0.14)	$(0.15)

The Company’s unvested RSUs, PSUs and PS do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested RSUs, PSUs and PS are not participating securities and the Company is not required to use the two-class method to calculate diluted earnings per share in periods when the Company has net income.

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Shares in thousands)
Options to purchase shares of common stock	3,988	5,815	3,795	5,617
Unvested RSUs, PSUs and PS awards	3,884	4,262	4,005	4,434
Total	7,872	10,077	7,800	10,051

Note 8. Related Party Transactions

During the six months ended June 30, 2012, the Company paid Oracle Financing $2.0 million, which included $1.2 million related to a support services agreement renewed in May 2011, $772,000 related to software licenses and $39,000 related to interest in connection with a related party note entered into in May 2010 to finance the software license and support services. During the three months ended June 30, 2012, the Company paid Oracle Financing $1.0 million, which included $598,000 related to support services, $387,000 related to software licenses and $17,000 related to interest. Additionally, in May 2012, the Company purchased an application processing engine from Oracle for $524,000. During the six and three months ended June 30, 2011, the Company paid Oracle Financing $1.0 million, which included $598,000 related to support services, $354,000 related to software licenses and $49,000 related to interest. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation.

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technologies was acquired by Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. During the six months ended June 30, 2012 and 2011, the Company received payments totaling $112,000 and $132,000, respectively, from RightNow Technologies for services it performed. Additionally, during the six months ended June 30, 2012 and 2011, the Company purchased $104,000 in services from RightNow Technologies and paid RightNow Technologies $110,000 and $58,000, respectively, for services it received or expect to receive.

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

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreement and sold additional services to these customers or purchased services from these vendors at various points in time. During the six months ended June 30, 2012, the Company entered into $900,000 in license and professional service agreements for services it will provide to these customers and received $1.7 million in payments for services performed or will be performed. During the second quarter of 2012, the Company entered into $734,000 in license and professional service agreements for services it will provide to these customers and received $1.3 million in payments for services performed or will be performed. As of June 30, 2012, outstanding receivables from these customers totaled $260,000. Additionally during the six months ended June 30, 2012, the Company purchased $130,000 in services from these vendors and paid $82,000 for services it received. During the second quarter of 2012, the Company purchased $49,000 in services from these vendors and paid $33,000 for services it received. During the six months ended June 30, 2011, the Company entered into $1.4 million in license and professional service agreements for services it will provide to these customers and received $1.2 million in payments for services performed or will be performed. During the second quarter of 2011, the Company entered into $281,000 in license and professional service agreements for services it will provide to these customers and received $935,000 in payments for services performed or will be performed. As of June 30, 2011, outstanding receivables from these customers totaled $136,000. Additionally during the six months ended June 30, 2011, the Company purchased $737,000 in services from these vendors and paid $380,000 for services it received or expects to receive. During the second quarter of 2011, the Company purchased $39,000 in services from these vendors and paid $379,000 for services it received or expects to receive.

During the six months ended June 30, 2012 and 2011, the Company recognized $1.3 million and $1.1 million, respectively, in revenue in connection with the subscription and professional services provided to related parties. During the three months ended June 30, 2012 and 2011, the Company recognized $570,000 and $489,000, respectively, in revenue in connection with the subscription and professional services provided to related parties.

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

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia, South America and Australia.

During the second quarter of 2012, we completed the purchase all of the outstanding equity of two small South American companies ("SAC") that specialize in ecommerce technology and services. We also purchased certain assets from two entities related to the SAC. The SAC workforce will augment our existing professional services and product development teams. On the closing dates, we paid $4.0 million in cash. Additional consideration of $2.2 million in cash is being withheld for various periods up to the next 10 years following the close of the transaction as protection against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the second quarter of 2012, we recorded $736,000 in operating expenses related to transaction costs associated with this business combination.

Key Components of Our Results of Operations

Revenue

Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011.

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six months ended June 30, 2012, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2012, we had deferred revenue of $130.0 million.

During the second quarter of 2012, we updated the terms of our standard renewal agreement form so that the legal obligation to pay by our customers occurs upon execution of the renewal agreement rather than on their renewal date. Based on our existing policy of recording amounts that have been invoiced in accounts receivable and deferred revenue where the customer has a legal obligation to pay, invoices from these renewal agreements are now recorded in accounts receivable and deferred revenue upon execution of the renewal agreement rather than at the start of the renewal period. Had we not revised the terms of these renewal agreements, we would have recorded approximately $5.4 million less in accounts receivable and deferred revenue as of June 30, 2012.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
United States	$105,940	$80,821	$55,011	$42,350
International	38,088	30,453	19,698	15,483
Total revenue	$144,028	$111,274	$74,709	$57,833

Percentage of revenue generated outside of the United States	26%	27%	26%	27%

Employees

The number of full-time employees as of June 30, 2012 was 1,487 as compared to 1,265 at December 31, 2011 and 1,171 at June 30, 2011. As of June 30, 2012, our headcount included 440 employees in sales and marketing; 603 employees in operations; professional services, training and customer support; 295 employees in product development; and 149 employees in a general and administrative capacity.

Cost of Revenue

Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, outsourced subscription services, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and acquired developed technology, and related plant and equipment depreciation and amortization expenses.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the first six months of 2012, we reduced our product development expense for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.
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
We believe we have sufficient sales and marketing staff to meet our revenue goals for the remainder of 2012. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars and increase slightly as a percentage of total revenue for the remainder of 2012.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
We expect our general and administrative expenses to increase in terms of absolute dollars and remain constant as a percentage of total revenue for the remainder of 2012.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed on February 28, 2012 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenue:
Subscription and support	$119,039	$94,054	$61,049	$48,240
Professional services and other	24,989	17,220	13,660	9,593
Total revenue	144,028	111,274	74,709	57,833
Cost of revenue (1):
Subscription and support	19,842	15,715	10,631	8,084
Professional services and other	24,007	17,792	12,423	9,390
Total cost of revenue	43,849	33,507	23,054	17,474
Gross profit	$100,179	$77,767	$51,655	$40,359
Gross margin	70%	70%	69%	70%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$2,388	$1,891	$1,484	$919
Professional services and other	2,677	1,988	1,504	1,024
	$5,065	$3,879	$2,988	$1,943

Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Revenue for the six months ended June 30, 2012 increased $32.8 million, or 29%, compared to the same period in 2011.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2012 increased $25.0 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $20.5 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $4.5 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2012 increased $7.8 million, or 45%, compared to the same period in 2011. The increase was primarily the result of a $16.1 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by an $8.4 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012.

Revenue generated outside of the United States was $38.1 million, or 26%, of our total revenue for the six months ended June 30, 2012 as compared to $30.5 million, or 27%, for the same period in 2011. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Australia.

Cost of revenue for the six months ended June 30, 2012 increased $10.3 million, or 31%, compared to the same period in 2011.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2012 increased $4.1 million, or 26%, compared to the same period in 2011. The increase was primarily due to a $2.1 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $2.0 million due to an increase in vendor prices, an increase in support costs, an increase in depreciation and an increase in other operational costs associated with an increase in our data center capacity and activity. In the second quarter of 2012, we also recorded a $401,000 impairment charge related to the acquired QA developed technology intangible asset because the legacy customers migrated to another NetSuite product or terminated their service completely.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2012 increased $6.2 million, or 35%, compared to the same period in 2011. The increase was primarily the result of a $3.5 million increase in personnel costs, a $1.4 million increase in fees related to outsourced consulting services and a $1.2 million increase in overhead expense allocations. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Outsourced consulting fees increased due to an increase in demand for our professional services. Overhead expense allocations increased due to higher overhead costs.

Our gross margin remained constant at 70% during the six months ended June 30, 2012 compared to the same period in 2011. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the first six months of 2012 when compared to the same period in 2011, so our increase in total revenue did not increase gross margin.

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenue for the three months ended June 30, 2012 increased $16.9 million or 29% compared to the same period in 2011.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2012 increased $12.8 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $10.8 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $2.0 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2012 increased $4.1 million, or 42%, compared to the same period in 2011. The increase was primarily the result of a $9.0 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $4.9 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012.

Revenue generated outside of the United States was $19.7 million, or 26%, of our total revenue for the three months ended June 30, 2012 as compared to $15.5 million, or 27%, for the same period in 2011. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Australia.

Cost of revenue for the three months ended June 30, 2012 increased $5.6 million, or 32%, compared to the same period in 2011.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2012 increased $2.5 million, or 32%, compared to the same period in 2011. The increase was primarily due to a $1.2 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $1.0 million due to an increase in vendor prices, an increase in support costs, an increase in depreciation and an increase in other operational costs associated with an increase in our data center capacity and activity. In the second quarter of 2012, we also recorded a $401,000 impairment charge related to the acquired QA developed technology intangible asset because the legacy customers migrated to another NetSuite product or terminated their service completely.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2012 increased $3.0 million, or 32%, compared to the same period in 2011. The increase was primarily the result of a $1.7 million increase in personnel costs, a $617,000 increase in fees related to outsourced consulting services and a $709,000 increase in overhead expense allocations. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Outsourced consulting fees increased due to an increase in demand for our professional services. Overhead expense allocations increased due to higher overhead costs.

Our gross margin decreased slightly to 69% during the three months ended June 30, 2012 compared to the same period in 2011. During the second quarter of 2012, our gross margin was negatively affected by higher subscription revenue costs particularly a $401,000 impairment charge related to the acquired QA developed technology intangible asset because the legacy customers migrated to another NetSuite product or terminated their service completely.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six Months Ended June 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$24,368	17%	$20,358	18%
Sales and marketing	73,140	51%	57,930	52%
General and administrative	18,876	13%	16,217	15%
Total operating expenses	$116,384	81%	$94,505	85%

	Three Months Ended June 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$13,277	18%	$10,911	19%
Sales and marketing	37,561	50%	30,469	53%
General and administrative	9,897	13%	8,340	14%
Total operating expenses	$60,735	81%	$49,720	86%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs for business combinations as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Product development	$7,267	$5,277	$4,060	$3,097
Sales and marketing	8,162	6,507	4,204	3,422
General and administrative	5,969	5,319	3,415	2,956
Total	$21,398	$17,103	$11,679	$9,475

Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Product development expenses for the six months ended June 30, 2012 increased $4.0 million, or 20%, as compared to the same period in 2011. The increase was primarily the result of a $4.4 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $2.0 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, overhead expense allocations and other costs increased by $1.1 million due to higher overhead costs and an increase in product development headcount. These cost increases were partially offset by expense reductions related to a $979,000 employment development subsidy from the Czech Republic government for the period of November 2010 to June 30, 2012 and a $533,000 increase in capitalized product development costs associated with new product functionality.

Sales and marketing expenses for the six months ended June 30, 2012 increased $15.2 million, or 26%, as compared to the same period in 2011. The increase was primarily the result of an $11.8 million increase in personnel costs, a $1.9 million increase in marketing expenses and a $979,000 increase in overhead expense allocations and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $1.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards. Marketing expenses also increased by $1.9 million primarily due to a $1.3 million increase in on-line and corporate marketing expenses and $638,000 in costs associated with our annual user conference and other promotional events. Overhead allocation and other operating expenses, net increased due to an increase in overhead costs allocations.

General and administrative expenses for the six months ended June 30, 2012 increased $2.7 million, or 16%, as compared to the same period in 2011. The increase was primarily the result of a $3.4 million increase in personnel costs, a $1.3 million increase in other operational costs, an $842,000 increase in overhead costs and a $736,000 increase in acquisition transaction costs, partially offset by $2.7 million in overhead expense cost allocations to other departments and a $720,000 decrease in patents expenses. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay and an increase in other payroll costs such as recruiting. Other operational costs increased primarily due to an increase in costs related to general administrative services and $430,000 in additional sales taxes. Overhead costs increased primarily due to an increase in facility costs at various locations. During the second quarter of 2012, we incurred $736,000 in transaction costs in connection with our acquisition of SAC. Our overhead expense allocations increased due to an increase in costs allocated. Our patent costs decreased due to a $720,000 patent settlement expense recorded in 2011, but not incurred in 2012.

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Product development expenses for the three months ended June 30, 2012 increased $2.4 million, or 22%, as compared to the same period in 2011. The increase was primarily the result of a $2.5 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $963,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, overhead expense allocations increased by $340,000 due to higher overhead costs and an increase in product development headcount. These cost increases were partially offset by expense reductions related to a $262,000 employment development subsidy from the Czech Republic government for the second quarter of 2012 and a $356,000 increase in capitalized product development costs associated with new product functionality.

Sales and marketing expenses for the three months ended June 30, 2012 increased $7.1 million, or 23%, as compared to the same period in 2011. The increase was primarily the result of a $5.0 million increase in personnel costs, a $1.3 million increase in marketing expenses and an $814,000 increase in overhead expense allocations and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $722,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards. Marketing expenses also increased by $1.3 million primarily due to a $591,000 increase in on-line and corporate marketing expenses and $580,000 in costs associated with our annual user conference and other promotional events. Overhead allocation and other operating expenses, net increased due to an increase in overhead costs allocations.

General and administrative expenses for the three months ended June 30, 2012 increased $1.6 million, or 19%, as compared to the same period in 2011. The increase was primarily the result of a $1.6 million increase in personnel costs, a $845,000 increase in other operational costs, a $736,000 increase in acquisition transaction costs and a $399,000 increase in overhead costs partially offset by $1.3 million in overhead expense cost allocations to other departments and a $720,000 decrease in patents expenses. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay and an increase in other payroll costs such as recruiting. Other operational costs increased primarily due to an increase in costs related to general administrative services and $302,000 in additional sales tax. Overhead costs increased primarily due to an increase in facility costs at various locations. During the second quarter of 2012, we incurred $736,000 in transaction costs in connection with our acquisition of SAC. Our overhead expense allocations increased due to an increase in costs allocated. Our patent costs decreased due a $720,000 patent settlement expense recorded in 2011, but not incurred in 2012.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Six Months Ended June 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$92	—%	$91	—%
Interest expense	(103)	—%	(65)	—%
Other expense, net	(114)	—%	(16)	—%
Provision for income taxes	1,293	1%	735	1%

	Three Months Ended June 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$42	—%	$42	—%
Interest expense	(51)	—%	(33)	—%
Other expense, net	(61)	—%	(16)	—%
Provision for income taxes	763	1%	423	1%

Liquidity and Capital Resources

As of June 30, 2012, our primary sources of liquidity were our cash and cash equivalents totaling $164.5 million and our accounts receivable, net of allowance, totaling $44.4 million.

In the six months ended June 30, 2012, cash flows from operations were $25.7 million. Although we have had positive operating cash flows for thirteen consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months to meet our operating cash flow needs.

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

Restricted cash consisting of letters of credit for our facility lease agreements is included in long-term other assets and totaled $541,000 as of June 30, 2012 and $495,000 as of December 31, 2011.

As of June 30, 2012, we had an accumulated deficit of $361.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$25,736	$15,142
Net cash used in investing activities	(9,732)	(4,761)
Net cash provided by financing activities	6,890	6,081
Effect of exchange rate changes on cash and cash equivalents	137	290
Net change in cash and cash equivalents	$23,031	$16,752

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2012 as compared to the same period in 2011 primarily as a result of an increase in revenue and deferred revenue offset by an increase in accounts receivable and commissions paid.

Cash used in investing activities during the six months ended June 30, 2012 increased from the same period in 2011 primarily due to a $3.9 million cash payment, net of cash acquired, for the acquisition of SAC in the second quarter of 2012 and a $1.2 million increase in capital expenditures for property and equipment at our data centers in California and Massachusetts.

The net cash provided by financing activities for the six months ended June 30, 2012 increased due to proceeds received from employee stock option exercises and the timing of debt payments made to a related party.

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $164.5 million as of June 30, 2012. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six months ended June 30, 2012, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by less than 1% when compared to the same period in the prior year. During the three months ended June 30, 2012, the U.S. dollar strengthened against the foreign currencies that our invoicing and operational expenses are denominated in by 3.5% when compared to the same period in the prior year. For the six and three months ended June 30, 2012, the fluctuation in foreign currency rates positively affected our income by approximately $204,000 and $148,000.

During the six and three months ended June 30, 2012, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2012 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2012, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $17.6 million for the six months ended June 30, 2012. As of that date, our accumulated deficit was $361.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

Any disruption of service at our data centers could interrupt or delay our ability to deliver our service to our customers.
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with SAVVIS. However, we host our OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with SAVVIS. In addition, our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with SAVVIS located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,487 as of June 30, 2012.

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
At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the six months ended June 30, 2012, we recorded $1.0 million in expected expense reimbursements through this program for expenses incurred during the period of November 2010 to June 30, 2012. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. During the first quarter of 2012, we received $290,000 in subsidy reimbursement payments. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be adversely affected.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 45.0% of our common stock as of June 30, 2012. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 52% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2012, we had a total of 70,780,312 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 55.0% of our outstanding shares as of June 30, 2012, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date:	August 3, 2012	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer