Form 10-Q
period 2012-09-30
NETSUITE INC
filed 2012-10-31
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Check one): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On October 29, 2012, 71,652,312 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

Index

Part I – Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine and Three Month Periods Ended September 30, 2012 and 2011 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2012 and 2011 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
Part II – Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	37
Signatures		38

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$178,452	$141,448
Accounts receivable, net of allowances of $520 and $396 as of September 30, 2012 and December 31, 2011, respectively	48,171	39,105
Deferred commissions	22,033	22,968
Other current assets	8,714	8,693
Total current assets	257,370	212,214
Property and equipment, net	24,220	21,823
Deferred commissions, non-current	4,125	3,585
Goodwill	31,809	27,564
Other intangible assets, net	10,421	12,162
Other assets	3,002	3,832
Total assets	$330,947	$281,180
Liabilities and total equity
Current liabilities:
Accounts payable	$6,005	$1,905
Deferred revenue	129,575	105,800
Accrued compensation	16,441	17,748
Accrued expenses	9,215	8,285
Other current liabilities (including note payable to related party of $1,575 and $2,145 as of September 30, 2012 and December 31, 2011, respectively)	8,470	7,829
Total current liabilities	169,706	141,567
Long-term liabilities:
Deferred revenue, non-current	5,960	5,898
Other long-term liabilities (including note payable to related party of $800 and $1,985 as of September 30, 2012 and December 31, 2011, respectively)	5,661	5,705
Total long-term liabilities	11,621	11,603
Total liabilities	181,327	153,170
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 71,591,988 and 68,785,296 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	716	688
Additional paid-in capital	517,588	470,485
Accumulated other comprehensive income	455	369
Accumulated deficit	(369,139)	(343,532)
Total equity	149,620	128,010
Total liabilities and total equity	$330,947	$281,180
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2012		2011		2012		2011
Revenue:
Subscription and support		$184,368		$145,388		$65,329		$51,334
Professional services and other		39,451		26,845		14,462		9,625
Total revenue		223,819		172,233		79,791		60,959
Cost of revenue:
Subscription and support		30,722		24,342		10,880		8,627
Professional services and other		38,218		27,450		14,211		9,658
Total cost of revenue		68,940		51,792		25,091		18,285
Gross profit		154,879		120,441		54,700		42,674
Operating expenses:
Product development		38,311		31,615		13,943		11,257
Sales and marketing		111,731		88,209		38,591		30,279
General and administrative		28,334		23,839		9,458		7,622
Total operating expenses		178,376		143,663		61,992		49,158
Operating loss		(23,497)		(23,222)		(7,292)		(6,484)
Other income / (expense), net:
Interest income		127		127		36		36
Interest expense		(156)		(104)		(52)		(39)
Other expense, net		(185)		(130)		(73)		(114)
Total other income / (expense), net		(214)		(107)		(89)		(117)
Loss before income taxes		(23,711)		(23,329)		(7,381)		(6,601)
Provision for income taxes		1,896		1,063		603		328
Net loss		$(25,607)		$(24,392)		(7,984)		(6,929)
Net loss per common share, basic and diluted	$(0.36)		$(0.37)		$(0.11)		$(0.10)
Weighted average number of shares used in computing net loss per share	70,288		66,459		71,161		67,477

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		83		(105)		295		(322)
Accumulated pension liability		3		(127)		1		(127)
Comprehensive loss		$(25,521)		$(24,624)		$(7,688)		$(7,378)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(25,607)	$(24,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,048	6,745
Amortization of other intangible assets	3,393	2,884
Provision for accounts receivable allowances	505	243
Stock-based compensation	35,939	28,166
Amortization of deferred commissions	33,269	24,954
Excess tax benefit on stock-based compensation	(259)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(9,476)	(3,003)
Deferred commissions	(32,876)	(29,300)
Other current assets	(137)	146
Other assets	797	247
Accounts payable	3,241	911
Accrued compensation	(1,398)	1,821
Deferred revenue	23,842	15,864
Other current liabilities	1,790	(18)
Other long-term liabilities	(181)	(691)
Net cash provided by operating activities	40,890	24,577
Cash flows from investing activities:
Purchases of property and equipment	(7,730)	(7,156)
Capitalized internal use software	(1,172)	(406)
Cash paid in business combination, net of amounts received	(4,227)	(1,775)
Net cash used in investing activities	(13,129)	(9,337)
Cash flows from financing activities:
Payments under capital leases	(542)	(734)
Payments under capital leases and long-term debt - related party	(1,160)	(346)
RSUs acquired to settle employee withholding liability	(191)	(205)
Excess tax benefit on stock-based compensation	259	—
Proceeds from issuance of common stock	10,523	8,662
Net cash provided by financing activities	8,889	7,377
Effect of exchange rate changes on cash and cash equivalents	354	(138)
Net change in cash and cash equivalents	37,004	22,479
Cash and cash equivalents at beginning of period	141,448	104,298
Cash and cash equivalents at end of period	$178,452	$126,777
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$63	$82
Cash paid for interest to other parties	$29	$22
Cash paid for income taxes, net of tax refunds	$924	$900
Noncash financing and investing activities:
Fixed assets and other acquired under capital lease	$—	$1,791
Common stock issued in connection with business combination	$—	$1,400
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine and three month periods ended September 30, 2012 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

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

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue includes fees generated from training and consulting services such as business process mapping, configuration, data migration and integration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing the Company's on-demand application suite and professional services associated with consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Subscription and support have standalone value because they are routinely sold separately by the Company. Professional services have standalone value because the Company has sold professional services separately and there are several third party vendors that routinely provide similar professional services to its customers on a standalone basis.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2012 and December 31, 2011, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2012 and December 31, 2011, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
United States	$164,609	$126,031	$58,668	$45,210
International	59,210	46,202	21,123	15,749
Total revenue	$223,819	$172,233	$79,791	$60,959

Percentage of revenue generated outside of the United States	26%	27%	26%	26%

No single country outside the United States represented more than 10% of revenue during the nine and three months ended September 30, 2012 or 2011.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the nine and three months ended September 30, 2012, the Company's product development operating expenses were reduced by approximately $1.4 million and $421,000, respectively, for reimbursements of eligible operating expenses incurred during the period from November 2010 to September 30, 2012. The Company received approximately $652,000 and $353,000 in payments from the Czech Republic government during the nine and three months ended September 30, 2012, respectively. As of September 30, 2012, $757,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The Company accrues for the reimbursements as the eligible operating expenses are incurred.

Impairment of Intangible Asset

In 2009, the Company acquired QuickArrow (“QA”) for approximately $19.4 million and assigned $3.3 million to the developed technology intangible asset. The QA developed technology was being amortized over a four year period to cost of revenue. In the second quarter of 2012, certain QA customers transitioned from the QA service offering to a NetSuite service offering or terminated their service completely resulting in the carrying value of the QA developed technology assets exceeding the revised undiscounted expected future cash flows for the service. As a result, the Company recorded a $401,000 impairment charge based on the excess of the carrying amount of the QA developed technology over the fair value of such asset as of June 30, 2012. The QA developed technology fair value at June 30, 2012 was derived from the expected QA future cash flows which are based on revenue generated by customers using the QA service, a Level 3 unobservable input as described in note 3. The Company is amortizing the remaining $481,000 net carrying value of the asset over the second half of 2012, which is the period the intangible asset is expected to generate revenue.

Business Combination

In May 2012, the Company completed the purchase of all the outstanding equity of two small South American companies ("SAC") that specialize in Ecommerce technology and services. The Company also purchased certain assets from two entities related to the SAC. The SAC workforce augments the Company's existing professional services and product development teams which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets and operating results of the SAC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing dates, the Company paid $4.0 million in cash. Additional consideration of $2.2 million in cash is being withheld for various periods up to the next 10 years following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the second quarter of 2012, the Company recorded $736,000 in operating expenses related to transaction costs associated with this business combination.

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

The allocation of the SAC consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Cash	$179
Accounts receivable	95
Developed technology	82
Customer relationships	169
Non-compete agreements	883
Trademarks	487
Goodwill	4,446
Other assets / liabilities, net	(128)
Total purchase price	$6,213

During the third quarter of 2012, the Company completed an analysis of the tax attributes of the assets acquired and liabilities assumed and, as a result, the initial asset allocation prepared in the second quarter remained unchanged. The Company will amortize the intangible assets on a straight-line basis over the following periods: non-compete agreements, three years; trademarks, five years; customer relationships, one year to three years and developed technology, one year. The SAC's operating results are not material for pro forma disclosure.

The following table details the Company's goodwill activity during the nine months ended September 30, 2012:

(dollars in thousands)
Beginning balance as of January 1, 2012	$27,564
Acquisition of SAC in May 2012	4,446
Foreign currency adjustment	(201)
Ending balance as of September 30, 2012	$31,809

The Company does not have a history of goodwill impairments.

Note 3. Financial Instruments

Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

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

As of September 30, 2012, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,441	$—	$—	$72,441	$72,352	$—	$—	$72,352
Foreign exchange contracts	—	6	$—	6	$—	$15	$—	15
Total	$72,441	$6	$—	$72,447	$72,352	$15	$—	$72,367

Liabilities:
Foreign exchange contracts	$—	$350	$—	$350	$—	$242	$—	$242
Total	$—	$350	$—	$350	$—	$242	$—	$242

Restricted Cash

As of September 30, 2012, restricted cash consists of $266,000 in current other assets and $276,000 in long-term other assets. As of December 31, 2011, $494,000 in total restricted cash was included in long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2012, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $36.8 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2012 and December 31, 2011, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2012		December 31, 2011
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$6,486	$3,037	$5,998	$574
Australian dollar	7,288	3,998	3,873	80
Philippines peso	4,510	2,980	—	—
Euro	972	313	472	—
Canadian dollar	1,421	906	881	934
Japanese yen	860	—	390	—
Czech crown	2,420	1,410	250	—
Mexican peso	155	—	—	—
New Zealand dollar	71	—	—	—
Total	$24,183	$12,644	$11,864	$1,588

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$6	15	Other current liabilities	$350	$242
Total		$6	15		$350	$242

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2012	2011	2012	2011
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$56	$65	$(361)	$373
Total		$56	$65	$(361)	$373

The Company has entered into all of its foreign exchange contracts with a single counterparty. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instrument, if the counterparty to the instruments failed completely to perform according to the terms of the contracts. Generally, we have the right of offset for gains earned and losses incurred under these agreements. The agreements with the counterparty do not require either party to provide collateral to mitigate the credit risk of the agreements.

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

During the first quarter of 2012, the Company granted 341,750 performance shares (“PS”), with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that vest based on the Company's performance in 2012 and 2014. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and certain company-wide revenue performance goals in 2014. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals will be known at or after December 31, 2012 and December 31, 2014, respectively. The Company also awarded PS for 2013 and an additional PS award for 2014 for which the performance metrics have not been set by the Company's Board of Directors. As such, there is no accounting impact for these awards until the period the performance metrics are set.

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

As of September 30, 2012, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $349,000 included primarily in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.7 million for Japan where it had a full valuation allowance as of September 30, 2012, reducing its carrying value to zero.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of the Company's significant foreign jurisdictions, the 2006 through 2011 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(25,607)	$(24,392)	$(7,984)	$(6,929)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	70,288	66,459	71,161	67,477
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.37)	$(0.11)	$(0.10)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Shares in thousands)
Options to purchase shares of common stock	3,795	5,552	3,415	5,035
Unvested RSUs, PSUs and PS awards	3,796	4,243	3,623	4,204
Total	7,591	9,795	7,038	9,239

Note 8. Related Party Transactions

During the nine months ended September 30, 2012, the Company paid Oracle Financing $3.0 million, which included $1.8 million related to a support services agreement that renewed in May 2011, $1.2 million related to software licenses and $63,000 related to interest in connection with a related party note entered into in May 2010 to finance the software license and support services. During the three months ended September 30, 2012, the Company paid Oracle Financing $1.0 million, which included $589,000 related to support services, $389,000 related to software licenses and $24,000 related to interest. During the nine months ended September 30, 2011, the Company paid Oracle Financing $2.0 million, which included $1.2 million related to support services, $734,000 related to software licenses and $82,000 related to interest. During the three months ended September 30, 2011, the Company paid Oracle Financing $1.0 million, which included $589,000 related to support services, $380,000 related to software licenses and $32,000 related to interest.

In the third quarter of 2012, the Company incurred and paid $318,000 in marketing fees related to an Oracle user conference, and paid Oracle $550,000 in connection with an application processing engine purchased in May 2012. Additionally, during the three months ended September 30, 2012, the Company received $86,000 from Oracle related to services for various Oracle subsidiaries. In May 2011, the Company purchased and paid for an integrated database storage system from Oracle USA, Inc., an affiliate of Oracle Corporation, for $456,000. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation.

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technologies was acquired by Oracle Corporation. During the nine months ended September 30, 2012 and 2011, the Company received payments totaling $112,000 and $132,000, respectively, from RightNow Technologies for services it performed. Additionally, during the nine months ended September 30, 2012 and 2011, the Company purchased and paid RightNow Technologies $214,000 and $58,000, respectively, for services it received or expects to receive.

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

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreement and sold additional services to these customers or purchased services from these vendors at various points in time. During the nine months ended September 30, 2012, the Company entered into $1.1 million in license and professional service agreements for services it will provide to these customers and received $2.1 million in payments for services performed or that will be performed. During the third quarter of 2012, the Company entered into $168,000 in license and professional service agreements for services it will provide to these customers and received $425,000 in payments for services performed or that will be performed. As of September 30, 2012, outstanding receivables from these customers totaled $101,000. Additionally during the nine months ended September 30, 2012, the Company purchased $191,000 in services from these vendors and paid $539,000 for services it received. During the third quarter of 2012, the Company purchased $61,000 in services from these vendors and paid $457,000 for services it received. During the nine months ended September 30, 2011, the Company entered into $1.9 million in license and professional service agreements for services it would provide to these customers and received $1.4 million in payments for services performed or would be performed. During the third quarter of 2011, the Company entered into $516,000 in license and professional service agreements for services it would provide to these customers and received $242,000 in payments for services performed or that would be performed. As of September 30, 2011, outstanding receivables from these customers totaled $447,000. Additionally during the nine months ended September 30, 2011, the Company purchased $773,000 in services from these vendors and paid $425,000 for services it received or expects to receive. During the third quarter of 2011, the Company purchased $36,000 in services from these vendors and paid $45,000 for services it received or expects to receive.

During the nine months ended September 30, 2012 and 2011, the Company recognized $1.8 million and $1.6 million, respectively, in revenue in connection with the subscription and professional services provided to related parties. During the three months ended September 30, 2012 and 2011, the Company recognized $575,000 and $530,000, respectively, in revenue in connection with the subscription and professional services provided to related parties.

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

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine months ended September 30, 2012, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2012, we had deferred revenue of $135.5 million.

During the second quarter of 2012, we updated the terms of our standard renewal agreement form so that the legal obligation to pay by our customers occurs upon execution of the renewal agreement rather than on their renewal date. Based on our existing policy of recording amounts that have been invoiced in accounts receivable and deferred revenue where the customer has a legal obligation to pay, invoices from these renewal agreements are now recorded in accounts receivable and deferred revenue upon execution of the renewal agreement rather than at the start of the renewal period. Had we not revised the terms of these renewal agreements, we would have recorded approximately $4.3 million less in accounts receivable and deferred revenue as of September 30, 2012.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
United States	$164,609	$126,031	$58,668	$45,210
International	59,210	46,202	21,123	15,749
Total revenue	$223,819	$172,233	$79,791	$60,959

Percentage of revenue generated outside of the United States	26%	27%	26%	26%

Employees

The number of full-time employees as of September 30, 2012 was 1,630 as compared to 1,265 at December 31, 2011 and 1,243 at September 30, 2011. As of September 30, 2012, our headcount included 484 employees in sales and marketing; 639 employees in operations, professional services, training and customer support; 345 employees in product development; and 162 employees in a general and administrative capacity.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the first nine months of 2012, we reduced our product development expense for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our

Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 28, 2012. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed on February 28, 2012 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenue:
Subscription and support	$184,368	$145,388	$65,329	$51,334
Professional services and other	39,451	26,845	14,462	9,625
Total revenue	223,819	172,233	79,791	60,959
Cost of revenue (1):
Subscription and support	30,722	24,342	10,880	8,627
Professional services and other	38,218	27,450	14,211	9,658
Total cost of revenue	68,940	51,792	25,091	18,285
Gross profit	$154,879	$120,441	$54,700	$42,674
Gross margin	69%	70%	69%	70%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$3,557	$2,698	$1,169	$807
Professional services and other	4,365	3,055	1,688	1,067
	$7,922	$5,753	$2,857	$1,874

Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Revenue for the nine months ended September 30, 2012 increased $51.6 million, or 30%, compared to the same period in 2011.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2012 increased $39.0 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $32.2 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $6.8 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2012 increased $12.6 million, or 47%, compared to the same period in 2011. The increase was primarily the result of a $25.6 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $13.0 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012.

Revenue generated outside of the United States was $59.2 million, or 26%, of our total revenue for the nine months ended September 30, 2012 as compared to $46.2 million, or 27%, for the same period in 2011. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Australia.

Cost of revenue for the nine months ended September 30, 2012 increased $17.1 million, or 33%, compared to the same period in 2011.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2012 increased $6.4 million, or 26%, compared to the same period in 2011. The increase was primarily due to a $3.3 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $2.7 million due to an increase in vendor prices, support costs, depreciation and other operational costs associated with an increase in our data center capacity and activity. In the second quarter of 2012, we also recorded a $401,000 impairment charge related to the acquired QA developed technology intangible asset because the legacy customers migrated to another NetSuite product or terminated their service completely.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2012 increased $10.8 million, or 39%, compared to the same period in 2011. The increase was primarily the result of a $6.6 million increase in personnel costs, a $2.2 million increase in overhead expense allocations and a $1.9 million increase in fees related to outsourced consulting services. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Overhead expense allocations increased due to an increase in overhead costs, which are primarily facility costs, and an increase in headcount which is the basis for the allocation. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for professional services consultants.

Our gross margin decreased slightly to 69% during the nine months ended September 30, 2012 from 70% during the same period in 2011. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the first nine months of 2012 when compared to the same period in 2011, so our increase in total revenue did not increase the gross margin percentage. Additionally, during the second quarter of 2012, our gross margin was negatively affected by higher subscription revenue costs, particularly a $401,000 impairment charge related to the acquired QA developed technology intangible asset because the legacy customers migrated to another NetSuite product or terminated their service completely.

Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Revenue for the three months ended September 30, 2012 increased $18.8 million, or 31%, compared to the same period in 2011.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2012 increased $14.0 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $11.7 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $2.3 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2012 increased $4.8 million, or 50%, compared to the same period in 2011. The increase was primarily the result of a $9.5 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $4.7 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012.

Revenue generated outside of the United States was $21.1 million, or 26%, of our total revenue for the three months ended September 30, 2012 as compared to $15.7 million, or 26%, for the same period in 2011. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Australia.

Cost of revenue for the three months ended September 30, 2012 increased $6.8 million, or 37%, compared to the same period in 2011.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2012 increased $2.3 million, or 26%, compared to the same period in 2011. The increase was primarily due to a $1.2 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $1.1 million due to an increase in vendor prices, support costs, depreciation and other operational costs associated with an increase in our data center capacity and activity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2012 increased $4.6 million, or 47%, compared to the same period in 2011. The increase was primarily the result of a $3.1 million increase in personnel costs, an $812,000 increase in overhead expense allocations and a $567,000 increase in fees related to outsourced consulting services. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Overhead expense allocations increased due to an increase in higher overhead costs, which are primarily facility costs, and an increase in headcount which is the basis for the allocation. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for professional services consultants.

Our gross margin decreased slightly to 69% during the three months ended September 30, 2012 from 70% during the same period in 2011. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the three months ended September 30, 2012 when compared to the same period in 2011, so our increase in total revenue did not increase the gross margin percentage.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$38,311	17%	$31,615	18%
Sales and marketing	111,731	50%	88,209	51%
General and administrative	28,334	13%	23,839	14%
Total operating expenses	$178,376	80%	$143,663	83%

	Three Months Ended September 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$13,943	17%	$11,257	18%
Sales and marketing	38,591	48%	30,279	50%
General and administrative	9,458	12%	7,622	13%
Total operating expenses	$61,992	78%	$49,158	81%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs for business combinations as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Product development	$11,302	$8,699	$4,035	$3,422
Sales and marketing	12,304	9,909	4,142	3,402
General and administrative	8,655	7,408	2,686	2,089
Total	$32,261	$26,016	$10,863	$8,913

Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Product development expenses for the nine months ended September 30, 2012 increased $6.7 million, or 21%, as compared to the same period in 2011. The increase was primarily the result of a $7.4 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $2.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, overhead expense allocations and other costs increased by $1.3 million due to higher overhead costs, which are primarily facility costs, and an increase in product development headcount. These cost increases were partially offset by expense reductions related to a $1.4 million employment development subsidy from the Czech Republic government for the period from November 2010 to September 30, 2012 and a $763,000 increase in capitalized product development costs associated with new product functionality.

Sales and marketing expenses for the nine months ended September 30, 2012 increased $23.5 million, or 27%, as compared to the same period in 2011. The increase was primarily the result of a $17.5 million increase in personnel costs, a $3.9 million increase in marketing expenses and a $2.2 million increase in overhead expense allocations and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $2.3 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards. Marketing expenses increased by $3.9 million primarily due to a $2.5 million increase in on-line and corporate marketing expenses and $1.4 million in costs associated with our annual user conference, trade shows and other promotional events. Overhead allocation and other operating expenses, net increased due to an increase in overhead cost allocations which consist primarily of facility costs.
.

General and administrative expenses for the nine months ended September 30, 2012 increased $4.5 million, or 19%, as compared to the same period in 2011. The increase was primarily the result of a $5.3 million increase in personnel costs, a $2.1 million increase in other operational costs, a $1.3 million increase in overhead costs and a $736,000 increase in acquisition transaction costs. These cost increases were partially offset by a $4.3 million increase in overhead expense cost allocations to other departments and a $720,000 decrease in patents expenses. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay and an increase in other payroll costs such as recruiting. Other operational costs increased primarily due to an increase in costs related to general administrative services and $507,000 in additional sales taxes. Overhead costs increased primarily due to an increase in facility costs at various locations. Additionally, we incurred $736,000 in transaction costs in connection with our acquisition of SAC during the second quarter of 2012. Our overhead expense allocations to other departments increased due to an increase in allocated costs such as facility costs, information technology costs and recruiting costs. Our patent costs decreased due to a $720,000 patent settlement expense recorded in 2011, but not incurred in 2012.

Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Product development expenses for the three months ended September 30, 2012 increased $2.7 million, or 24%, as compared to the same period in 2011. The increase was primarily the result of a $2.9 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $613,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, overhead expense allocations increased by $396,000 due to higher overhead costs, which are primarily facility costs, and an increase in product development headcount. These cost increases were partially offset by expense reductions related to a $421,000 employment development subsidy from the Czech Republic government for the third quarter of 2012 and a $230,000 increase in capitalized product development costs associated with new product functionality.

Sales and marketing expenses for the three months ended September 30, 2012 increased $8.3 million, or 27%, as compared to the same period in 2011. The increase was primarily the result of a $5.7 million increase in personnel costs, a $1.8 million increase in marketing expenses and an $841,000 increase in overhead expense allocations and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $677,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards. Marketing expenses increased by $1.8 million primarily due to a $1.0 million increase in on-line and corporate marketing expenses and $800,000 in costs associated with a vendor annual user conference, trade shows and other promotional events. Overhead allocation and other operating expenses, net increased due to an increase in overhead cost allocations which consist primarily of facility costs.

General and administrative expenses for the three months ended September 30, 2012 increased $1.8 million, or 24%, as compared to the same period in 2011. The increase was primarily the result of a $2.1 million increase in personnel costs, an $880,000 increase in other operational costs and a $467,000 increase in overhead costs partially offset by a $1.5 million increase in overhead expense cost allocations to other departments. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay and an increase in other costs such as recruiting. Other operational costs increased primarily due to an increase in costs related to general administrative services. Overhead costs increased primarily due to an increase in facility costs at various locations. Our overhead expense allocations increased due to an increase in allocated costs such as facility costs, information technology costs and recruiting costs.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$127	—%	$127	—%
Interest expense	(156)	—%	(104)	—%
Other expense, net	(185)	—%	(130)	—%
Provision for income taxes	1,896	1%	1,063	1%

	Three Months Ended September 30,
	2012		2011
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$36	—%	$36	—%
Interest expense	(52)	—%	(39)	—%
Other expense, net	(73)	—%	(114)	—%
Provision for income taxes	603	1%	328	1%

Liquidity and Capital Resources

As of September 30, 2012, our primary sources of liquidity were our cash and cash equivalents totaling $178.5 million and our accounts receivable, net of allowance, totaling $48.2 million.

In the nine months ended September 30, 2012, cash flows from operations were $40.9 million. Although we have had positive operating cash flows for fourteen consecutive quarters, the possibility remains that we could return to a position of negative operating cash flows in a future period. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months to meet our operating cash flow needs.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, we expect to incur additional expenses in connection with our international expansion. We believe that our cash and cash equivalents are adequate to fund those potential or anticipated activities.

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

As of September 30, 2012, restricted cash consists of $266,000 in current other assets and $276,000 in long-term other assets. As of December 31, 2011, $494,000 in total restricted cash was included in long-term other assets.

As of September 30, 2012, we had an accumulated deficit of $369.1 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$40,890	$24,577
Net cash used in investing activities	(13,129)	(9,337)
Net cash provided by financing activities	8,889	7,377
Effect of exchange rate changes on cash and cash equivalents	354	(138)
Net change in cash and cash equivalents	$37,004	$22,479

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of an increase in revenue and deferred revenue offset by an increase in accounts receivable and commissions paid.

Cash used in investing activities during the nine months ended September 30, 2012 increased from the same period in 2011 primarily due to a $3.9 million cash payment, net of cash acquired, for the acquisition of SAC in the second quarter of 2012, a $766,000 increase in capitalized product development costs and a $574,000 increase in capital expenditures for property and equipment at our data centers in California and Massachusetts.

The net cash provided by financing activities for the nine months ended September 30, 2012 increased due to proceeds received from employee stock option exercises and the timing of debt payments made to a related party.

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $178.5 million as of September 30, 2012. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine months ended September 30, 2012, the U.S. dollar weakened against the foreign currencies that our invoicing and operational expenses are denominated in by less than 2% when compared to the same period in the prior year. During the three months ended September 30, 2012, the U.S. dollar strengthened against the foreign currencies that our invoicing and operational expenses are denominated in by 4% when compared to the same period in the prior year. For the nine and three months ended September 30, 2012, the fluctuation in foreign currency rates positively affected our income by approximately $204,000 and $148,000.

During the nine and three months ended September 30, 2012, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2012 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of

September 30, 2012, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $25.6 million for the nine months ended September 30, 2012. As of that date, our accumulated deficit was $369.1 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $236.3 million during the year ended December 31, 2011. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,630 as of September 30, 2012.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002 for the fiscal year ended December 31, 2011, there can be no assurances that control deficiencies will not be identified in the future.

Implementing any additional required changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and add personnel and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

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
At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the nine months ended September 30, 2012, we recorded $1.4 million in expected expense reimbursements through this program for expenses incurred during the period of November 2010 to September 30, 2012. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. During the nine months ended September 30, 2012, we received $652,000 in subsidy reimbursement payments. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be adversely affected.

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

We have undertaken acquisitions in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company chooses not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 44.6% of our common stock as of September 30, 2012. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 51.1% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2012, we had a total of 71,591,988 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 55.4% of our outstanding shares as of September 30, 2012, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date:	October 30, 2012	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer