Form 10-K
period 2012-12-31
NETSUITE INC
filed 2013-02-28
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
 _____________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2012, as reported by the New York Stock Exchange, was approximately $1,600.8 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.
On February 26, 2013, 73,253,126 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
_______________________
Portions of the Registrant's definitive proxy statement for its fiscal 2013 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NetSuite Inc.

PART I

Item 1.	Business
Overview
NetSuite Inc. ("NetSuite" or the "Company" is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. For the years ended December 31, 2012, 2011 and 2010 the percentage of our revenue generated outside of United States was 26%, 27% and 26%, respectively.
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
Medium-sized businesses and divisions of large enterprises have application software requirements that are similar, in many respects, to large enterprises because their core business processes are substantially similar to those of large enterprises. These requirements include the integration of back-office activities, such as managing payroll and tracking inventory; front-office activities, including order management and customer support; and, increasingly, sophisticated Ecommerce capabilities.
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
Medium-sized businesses and divisions of large enterprises have begun to benefit from the development of the cloud computing delivery model. Cloud computing uses the Internet to deliver software applications from a centrally hosted computing facility to end users through a web browser. Cloud computing eliminates the costs associated with installing and maintaining applications within the customer's information technology infrastructure. Cloud applications are generally licensed for a monthly, quarterly or annual subscription fee, as opposed to on-premise enterprise applications that typically require the payment of a much larger, upfront license fee. As a result, cloud applications require substantially less initial and ongoing investment in software, hardware and implementation services and lower ongoing support and maintenance, making them substantially more cost effective to run for medium-sized businesses.

To date, the cloud computing software model has been applied to a variety of types of business software applications, including CRM, security, accounting, human resources management, messaging and others, and it has been adopted by a wide variety of businesses.
While cloud applications have enabled medium-sized businesses to benefit from enterprise-class capabilities, most are still point products that require extensive, costly and time-consuming integration to work with other applications. Medium-sized businesses generally have been unable to purchase a comprehensive business management application suite at an affordable cost that enables them to run their businesses using a single system of record, provides real-time views of their operations and can be readily customized and rapidly implemented. We believe NetSuite was the first company to provide a cloud-based integrated suite of business management applications that addresses the needs of medium-sized businesses in the comprehensive manner that Oracle and SAP address the similar needs of large enterprises.
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
One Integrated Solution for Running a Business. Our integrated business application suite provides the functionality required to automate the core operations of medium-sized businesses, as well as divisions of large companies. This unified approach to managing a business enables companies to create cross-functional business processes; extend access to appropriate customers, partners, suppliers or other relevant constituencies; and efficiently share and disseminate information in real time. Our suite is designed to be easy to use, while also providing in-depth functionality to meet the needs of our most sophisticated customers. Our customers can use our application suite to manage mission-critical business processes, including complex financials/ERP (finance, accounting, inventory and payroll), CRM (sales, order management, marketing and customer support), PSA (projects, resources, time, expense and billing) and Ecommerce (hosting, online stores and website analytics) functions. We also have tailored our offering to meet the specific needs of customers in the wholesale/distribution, manufacturing, retail, professional services and software industries, to better serve those customers' distinct business requirements and accelerate the implementation of our offerings for customers in those industries.
Role-Based Application Functionality and Real-Time Business Intelligence. Users access our suite through a role-based user interface, or dashboard, which delivers specific application functionality and information appropriate for each user's job responsibilities in a format familiar to them. For example, the dashboard for a salesperson would deliver functionality for managing contacts, leads and forecasts, while the dashboard for a warehouse manager would deliver capabilities appropriate for managing shipping, receiving and returns. These dashboards also incorporate sophisticated business intelligence tools that enable users to track key performance indicators, analyze operational data to identify trends, issues and opportunities and make decisions that can improve the performance of their business, all in real time.
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
Rapid Implementation. Because we offer a relatively comprehensive application suite that incorporates the functionality of multiple applications, we generally significantly reduce the time and risk associated with implementing and integrating multiple point products. Our cloud delivery model enables remote implementations and eliminates many of the steps associated with on-premise installations, such as purchasing and setting up hardware. In addition to our industry-specific offerings, our professional services organization is organized along customers' industries; therefore, knowledge gained through an implementation with one customer may be applied to other customers within that industry, thereby speeding implementations. Customers can implement our offerings themselves, engage our professional services organization or utilize the services of our partners.
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
Further Penetrate Global Enterprises. We believe there is a substantial opportunity to increase the presence of cloud-based financials/ERP solutions within global enterprises through a “two-tier” deployment model. Under a “two-tier” approach, a global business retains its existing investment in enterprise-class on-premise financials/ERP applications at headquarters, but selects a different solution that is more cost effective to deploy and manage throughout its subsidiaries. We believe NetSuite OneWorld ("OneWorld") provides an ideal solution for this approach to global financials/ERP deployment, given that it provides multi-subsidiary, multi-currency and multi-tax intelligence in real-time with local control for in-country operations, while being deployed as a cloud application for fast and cost-effective delivery.
Tailoring Our Offering to Customers' Specific Industries. While we provide a general purpose suite applicable to all businesses, we believe that tailoring our application to customers' specific industries has been and will continue to be important to our growth. We currently offer industry-specific editions of our service for wholesale/distribution, manufacturing, professional services, retail and software companies. We will continue to enhance the capabilities of our application by further tailoring the functionality for these and other industries.
Growing Our Customer Base and Expanding Use of Our Service Within Existing Accounts. We intend to broaden our offerings and expand our direct and indirect sales efforts to grow our customer base. In addition, we seek to increase ongoing subscription revenue from our existing customers by broadening their use of our suite, thereby increasing the number of users and modules deployed.
Fostering the Continued Development of the NetSuite Partner Network. We provide tools and programs to foster the development of a network of value-added resellers, or ("VARs), systems integrators and independent software vendors. In addition to programs that enable our partners to resell our suite, our SuiteCloud Platform allows these partners to extend our platform by developing products of their own, including industry-specific versions of our application suite. We intend to continue to enhance our platform and establish distribution models to bring these new solutions to market.
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
Enabling our Clients to Deliver an Omni-Channel Customer Experience. Customers today demand a seamless experience regardless of how they interact with a business - whether online, in-store, via phone or in-person. We believe there is a significant opportunity to provide our clients with tools that allow them to redefine the experience for any touch point and any business model: business-to-consumer, business-to-business or business-to-employee. We will continue to enhance and extend our SuiteCommerce offering and NetSuite Retail Anywhere point-of-sale offering to allow our clients to transform their businesses and deliver this omni-channel experience to their customers.
Our Offerings
Our main offering is NetSuite, which is designed to provide the core business management capabilities that most of our customers require. NetSuite, OneWorld and NetSuite CRM+ are designed for use by most types of businesses. NetSuite OpenAir ("OpenAir") is designed for use specifically by professional services businesses. In addition, we offer industry-specific configurations for use by wholesale/distribution, manufacturing and software companies. We also sell additional cloud-based application modules that customers can purchase to obtain additional functionality required for their specific business needs.
NetSuite. NetSuite, which is targeted at medium-sized businesses and divisions of large companies, provides a single platform for financials/ERP, CRM, PSA and Ecommerce capabilities. It contains a broad array of features that enables users to do their individual jobs more effectively. In addition, because all users are transacting business on the same database system, NetSuite can easily automate processes across departments. For example, when a sales representative enters an order, upon approval it automatically appears on the warehouse manager's dashboard as an item to be shipped and, once the item has been shipped, it automatically appears on the finance manager's dashboard as an item to be billed. Each customer can automate its key business functions across all departments, including sales, marketing, service, finance, inventory, order fulfillment, purchasing and employee management. As with all of our offerings, users access the application and data through a role-based user interface, or dashboard, tailored to deliver specific functionality and information appropriate for their position.
NetSuite OneWorld. OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. OneWorld allows users to utilize our single platform for financials/ERP, CRM, PSA and Ecommerce capabilities in multi-currency environments across multiple subsidiaries and legal entities. OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales representative, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Marketing and customer support operations can also be managed globally using OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.
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
NetSuite OpenAir PSA. OpenAir is a Professional Services Automation ("PSA") solution that is used by professional services organizations and is targeted at some of the world’s largest companies with thousands of employees. OpenAir provides a clear view into the services organization’s performance and profitability with dashboards and reports. With OpenAir’s project accounting functionality, professional services organizations can efficiently monitor and manage projects’ revenues, expenses and profitability over the lifetime of the project. This solution provides resource management functionality to improve resource utilization, and delivers web-based project management that improves on-time project delivery and drives project success rates. OpenAir provides online and mobile time and expense management and enables services professionals to improve their productivity by entering their expenses while on the road. OpenAir can be deployed either as a stand-alone PSA software solution, integrated with NetSuite, or integrated with an existing enterprise CRM or financials/ERP system.
SuiteCommerce. The SuiteCommerce solution is built with the idea that Ecommerce is no longer a standalone channel but a core capability for retail and B2B businesses. SuiteCommerce enables businesses to move from standalone transactional channels such as online, in-store or telephone to an integrated commerce solution that puts the customer at the center of every experience. SuiteCommerce captures preferences and transactions into rich customer profiles to support personalized marketing, merchandising and promotions across all channels.
NetSuite Retail Anywhere. Retail Anywhere is a point-of-sale (POS) solution that is used by retail businesses to deliver a superior customer experience at the point of sale and turn today's shopper into tomorrow's loyal customer. Retail Anywhere POS includes extensive item search capabilities and real-time access to inventory information throughout your retail chain, to help drive sales while satisfying the customer. Built-in CRM functionality in our retail POS systems captures important customer information such as buying preference and purchase history, which enables future cross-sell and up-sell opportunities for multi-channel retailing.

Add-On Modules. We also offer advanced capabilities that are part of our integrated suite, but are typically sold separately. These modules allow our customers to specifically augment aspects of our suite to enhance its relevance to their businesses.
NetSuite Industry Editions. We have configured NetSuite to meet the requirements of selected industries. Our current editions serve companies in the wholesale/distribution, manufacturing, services, retail and software industries. Within each edition, we offer advanced industry specific functionality to complement our core NetSuite offering, templates of best practices, and dedicated sales and professional services teams with industry-specific expertise.
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
Client Support. Our technical support organization, with personnel in Canada, Europe and Asia, offers support 24 hours a day, seven days a week. Our system allows for skills-based and time zone-based routing to address general and technical inquiries across all aspects of our suite. For our direct customers, we offer tiered customer support programs depending upon the service needs of our customers' deployments. Support contracts typically have a one-year term. For customers purchasing through resellers, primary product support is provided by our resellers, with escalation support provided by us.

Training. We offer a variety of training services through our training resource, NetSuite University, to facilitate the successful adoption of our suite throughout the customer's organization.
Operations, Technology and Development
Our customers rely on our application suite to run their businesses and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite applications and serve our customers primarily from our California-based data center facilities, which we operate in conjunction with SAVVIS Communications Corporation ("SAVVIS"). We also have a Massachusetts-based back-up data center facility, which we operate in conjunction with SAVVIS. Our OpenAir applications are hosted from a Massachusetts-based data center, which we also operate in conjunction with SAVVIS. Our QuickArrow ("QA") applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite's infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device is not expected to cause a broad service outage of the NetSuite Service. Our Retail Anywhere ("RA") applications are hosted using a hardware solution provided by a partner with various hosting from data centers based on the East Coast of the United States, which we also operate in conjunction with Amazon.
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
Product development expenses were $52.7 million, $43.5 million and $35.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal "ride-alongs" and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and Asynchronous JavaScript and XML on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many of our internal development tools to third party developers via SuiteFlex to allow extensions to the service that mirror the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.
Customers
Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2012, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2012. No single customer accounted for more than 3% of our revenue in 2012, 2011 or 2010.
Competition
We compete with a broad array of financials/ERP, CRM, PSA and Ecommerce companies. Our markets are highly competitive, fragmented and subject to rapid changes in technology. Many of our potential customers are seeking their first packaged financials/ERP, CRM, PSA or Ecommerce application and, as such, evaluate a wide range of alternatives during their purchase process. Although we believe that none of our larger competitors currently offer a cloud-based comprehensive business management suite, we face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than we have, as well as smaller companies focused on specialized solutions. In addition, some of our larger competitors have announced plans to launch new products that could compete more closely with our cloud-based application suite. Internationally, we face competition from local companies as well as larger competitors, each of which has products tailored for those local markets. To a lesser extent, we compete with internally developed and maintained solutions. Our current principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG, The Sage Group plc and salesforce.com, inc.
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
As of December 31, 2012, we have numerous issued US patents and pending US patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.  There can be no assurances that our patents, or our pending patent applications even if granted, will provide us with protection.
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
Employees
As of December 31, 2012, we had 1,778 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
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
Executive Officers of the Registrant
Our executive officers, and their ages and positions as of February 24, 2013, are set forth below:

Name	Age	Position(s)
Zachary Nelson	51	President, Chief Executive Officer and Director
Evan M. Goldberg	46	Chief Technology Officer and Chairman of the Board
James McGeever	46	Chief Operating Officer
Ronald Gill	46	Chief Financial Officer
James Ramsey	40	Executive Vice President, Worldwide Sales
Douglas P. Solomon	46	Senior Vice President, General Counsel and Secretary
Timothy Dilley	53	Executive Vice President, Worldwide Services and Chief Customer Officer
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
James Ramsey, as discussed in a Form 8-K filed with the SEC on February 1, 2013, is taking a leave of absence from NetSuite Inc. effective April 1, 2013. Mr. Ramsey will no longer be an executive officer with reporting requirements under Section 16 of the Securities Exchange Act of 1934 effective April 1, 2013. Mr. Ramsey has served as our Executive Vice President, Worldwide Sales since February 2009. Mr. Ramsey served as our Senior Vice President, Worldwide Sales from January 2008 until February 2009. From September 2003 to December 2007, Mr. Ramsey held several positions with us, including Senior Vice President of the Americas. Prior to joining NetSuite, Mr. Ramsey worked for Oracle from July 1995 to September 2003. Mr. Ramsey held various positions in the sales organization at Oracle including Director of Mid-Market Sales Canada and Central U.S., and Director of the West. Mr. Ramsey holds a B.A degree in Psychology from the University of Denver.
Douglas P. Solomon has served as our Senior Vice President, General Counsel and Secretary since July 2008. Mr. Solomon served as our Vice President, Legal & Corporate Affairs from November 2006 to July 2008 and has been our Secretary since January 2007. Prior to joining us, Mr. Solomon served in senior legal and management roles at Unwired Planet (formerly Openwave Systems Inc.), a software company, from April 2000 through March 2006, including Vice President, Legal & Corporate Affairs. He holds a B.A. from the University of Michigan and a J.D. from Harvard Law School.
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
We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $35.2 million for the year ended December 31, 2012. As of that date, our accumulated deficit was $378.8 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.
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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with SAVVIS. However, we host our OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with SAVVIS. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with SAVVIS. In addition, our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with Sunguard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with SAVVIS located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.
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
The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information. If our security measures are breached as a result of third‑party action, employee error, malfeasance or otherwise, and someone disrupts the confidentiality, integrity, or availability our customers’ data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Such an actual or perceived breach could also cause a significant and rapid decline in our stock price.
We provide service-level commitments to our customers, which could cause us to issue credits for future services if the stated service levels are not met for a given period and could significantly harm our revenue.
Our customer agreements provide service-level commitments. If we are unable to meet the stated service-level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments. Our service-level commitment to customers is 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to all qualifying customers. Any extended service outages could harm our reputation, revenue and operating results.
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
We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,778 as of December 31, 2012.
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
Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.
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
We face competition from both traditional software vendors and SaaS providers. Our principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP, The Sage Group plc and salesforce.com, inc. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.
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
Because we are a global organization and our long‑term success depends, in part, on our ability to expand our sales of our and operations outside of the United States, our business is susceptible to risks associated with international sales and operations.
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
We rely on third‑party software, including Oracle database software, which may be difficult to replace or could cause errors or failures of our service that could lead to lost customers or harm to our reputation.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the fiscal year ended December 31, 2012, there can be no assurances that control deficiencies will not be identified in the future.

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
If benefits currently available under the Czech Republic government subsidy program are reduced or disallowed, our product development costs could increase.
At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the year ended December 31, 2012, we recorded $2.0 million in expected expense reimbursements through this program for expenses incurred during the period from November 2010 to December 31, 2012. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. During the year ended December 31, 2012, we received $1.2 million in subsidy reimbursement payments. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.

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

We have undertaken acquisitions during the year ended December 31, 2012 and in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team. We do not maintain key man insurance on any members of our management team. Meeting our growth plan and our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business.

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
Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 44.0% of our common stock as of December 31, 2012. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 50.3% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2012, we had a total of 72,675,265 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 56.0% of our outstanding shares as of December 31, 2012, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our corporate headquarters is located in San Mateo, California and comprises approximately 80,000 square feet of space leased. We also have facilities in Denver, Boston, Austin, New York, Chicago, Pennsylvania, Paso Robles, Las Vegas, Canada, Australia, the Czech Republic, Hong Kong, Japan, the Philippines, Singapore, the United Kingdom and Uruguay.
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

For the quarters ended	High	Low
2012:
December 31, 2012	$67.30	$56.91
September 30, 2012	63.80	48.75
June 30, 2012	54.77	41.86
March 31, 2012	$51.17	$38.51

2011:
December 31, 2011	$47.73	$26.00
September 30, 2011	42.64	27.01
June 30, 2011	39.40	27.95
March 31, 2011	$31.16	$25.34
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
As of December 31, 2012, there were 102 registered stockholders of record of our common stock.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2012, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of

$100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

$300
$250
$200
$150
$100
$50
$0
Index Value
12/20/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
NetSuite
NASDAQ Composite Index
NASDAQ Computer Index

	December 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
NetSuite	$100	$151	$32	$61	$96	$156	$259
Nasdaq Composite Index	$100	$100	$60	$86	$100	$99	$114
Nasdaq Computer Index	$100	$101	$54	$92	$108	$108	$122

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data
The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected condensed consolidated balance sheet data as of December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the fiscal years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data
(Dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010	2009	2008
Revenue:
Subscription and support	$252,903	$199,579	$163,964	$139,121	$119,903
Professional services and other	55,922	36,747	29,185	27,419	32,573
Total revenue	308,825	236,326	193,149	166,540	152,476
Cost of revenue:
Subscription and support	41,857	33,083	26,908	24,570	20,334
Professional services and other	53,706	37,777	34,741	31,535	28,248
Total cost of revenue (1)	95,563	70,860	61,649	56,105	48,582
Gross profit	213,262	165,466	131,500	110,435	103,894
Operating expenses:
Product development (1)	52,739	43,531	35,019	28,577	21,516
Sales and marketing (1)	154,294	120,172	92,814	76,165	76,943
General and administrative (1)	38,469	31,951	29,232	29,215	23,804
Total operating expenses	245,502	195,654	157,065	133,957	122,263
Operating loss	(32,240)	(30,188)	(25,565)	(23,522)	(18,369)
Other income / (expenses), net, net loss attributable to noncontrolling interest and income taxes	(2,989)	(1,819)	(1,901)	218	2,505
Net loss attributable to NetSuite Inc. common stockholders	$(35,229)	$(32,007)	$(27,466)	$(23,304)	$(15,864)
Net loss per NetSuite Inc. common share	$(0.50)	$(0.48)	$(0.43)	$(0.38)	$(0.26)
Weighted average number of shares used in computing net loss per common share	70,713	66,919	63,772	61,941	60,385

(1) Includes stock-based compensation expense, amortization of acquisition-related intangibles, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Year ended December 31,
	2012	2011	2010	2009	2008
Cost of revenue:
Subscription and support	$4,691	$3,568	$3,598	$2,792	$1,480
Professional services and other	5,978	4,138	3,802	2,497	1,508
Operating expenses:
Product development	15,301	12,015	9,723	6,641	3,629
Sales and marketing	16,588	13,437	10,249	7,078	3,375
General and administrative	11,803	9,662	8,565	7,677	3,386
Total stock-based compensation expense, amortization of intangible assets and transaction costs for business combinations	$54,361	$42,820	$35,937	$26,685	$13,378
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

Condensed Consolidated Balance Sheet Data
(Dollars in thousands)
	Year ended December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$185,859	$141,448	$104,298	$96,355	$123,638
Working capital, excluding deferred revenue	242,524	176,447	129,844	116,200	140,184
Total assets	369,775	281,180	217,293	202,224	210,334
Deferred revenue	161,416	111,698	81,139	72,721	73,871
Long-term debt (includes current portion)	1,985	4,130	4,652	1,142	2,586
Equity	$158,769	$128,010	$106,284	$104,707	$109,387

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are the industry's leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, we offer a broad suite of applications, including accounting, CRM, PSA and Ecommerce, which enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a SaaS model.
In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In December 2007, we went public. In 2008, we acquired OpenAir, and in 2009 we acquired QuickArrow Inc. ("QA"), both of which offer professional services automation and project portfolio management products.
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.
During 2012, we acquired the following two companies to further develop our Ecommerce vertical. In connection with these acquisitions, we incurred transaction costs totaling $1.2 million.
In November 2012, we purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. We purchased RA to expand our retail software solutions in our Ecommerce vertical. RA software allows us to expand our Ecommerce services to brick and mortar store point of sale terminals. The RA assets and operating results are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid $5.0 million in cash. Additional consideration of $1.3 million in cash is being withheld for up to the next 15 months following the close of the transaction as protection against certain losses that we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

During the second quarter of 2012, we completed the purchase of all of the outstanding equity of two small South American companies ("SAC") that specialize in Ecommerce technology and services. We also purchased certain assets from two entities related to the SAC. The SAC workforce will augment our existing professional services and product development teams. On the closing dates, we paid $4.0 million in cash. Additional consideration of $2.2 million in cash is being withheld for various periods up to the next 10 years following the close of the transaction as protection against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the second quarter of 2012, we recorded $736,000 in operating expenses related to transaction costs associated with this business combination.

Key Components of Our Results of Operations

Revenue
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012.
We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2012, we did not have any single customer that accounted for more than 3% of our revenue.
We are pursuing a number of strategies that we believe will enable us to continue to grow. The goals of those strategic objectives are to continue to move up-market, to increase the use of NetSuite as a platform, and to extend the verticalization of our product line. Although we have made progress toward our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

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
We sell our application suite pursuant to subscription agreements. The duration of these agreements is generally one to three years. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period.
We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2012, we had deferred revenue of $161.4 million.
Backlog was approximately $110.4 million and $95.3 million as of December 31, 2012 and 2011, respectively. Of the $110.4 million in backlog as of December 31, 2012, $73.4 million was short-term backlog and $37.0 million was long-term backlog. The $95.3 million in backlog as of December 31, 2011 included $67.6 million in short-term backlog and $27.7 million in long-term backlog. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.
During the second quarter of 2012, we updated the terms of our standard renewal agreement form so that the legal obligation to pay by our customers occurs upon execution of the renewal agreement rather than on their renewal date. Based on our existing policy of recording amounts that have been invoiced in accounts receivable and deferred revenue where the customer has a legal obligation to pay, invoices from these renewal agreements are now recorded in accounts receivable and deferred revenue upon execution of the renewal agreement rather than at the start of the renewal period. Had we not revised the terms of these renewal agreements, we would have recorded approximately $10.0 million less in accounts receivable and deferred revenue as of December 31, 2012.
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

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
United States	$227,975	$172,527	$143,607
International	80,850	63,799	49,542
Total revenue	$308,825	$236,326	$193,149

Percentage of revenue generated outside of the United States	26%	27%	26%
Employees
As of December 31, 2012, our headcount was 1,778 employees including 518 employees in sales and marketing, 687 employees in operations, professional services, training and customer support, 393 employees in product development, and 180 employees in a general and administrative capacity.
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
At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the year ended December 31, 2012, we reduced our product development expense for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.

In 2013, we expect product development expenses to increase in absolute dollars as we continue to extend our service offerings in other countries, and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.
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
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars in 2013.

General and Administrative
General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
In 2013, we expect our general and administrative expenses to increase in terms of absolute dollars as we continue to expand our business.
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
For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.
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
As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements of our sales arrangements. Therefore, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services when sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue ratably over the contract period. We have established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates of the percentage-of-completion method for professional services.
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
Internal Use Software and Website Development Costs
The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2012, 2011 or 2010. We capitalized $4.1 million, $1.3 million and $96,000 in internal use software during the years ended December 31, 2012, 2011 and 2010, respectively.
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. We capitalized commission costs of $50.5 million, $44.4 million and $27.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Accounting for Stock-Based Compensation
We recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards and restricted stock unit awards on a straight-line basis over the requisite service period. We recognize compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Estimates are used in determining the fair value of stock option awards using a Black-Scholes model. The fair value of restricted stock, restricted stock units performance share and performance share units is generally determined based on the intrinsic value of the award on the grant date. Our 2011 performance share unit grants included a market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value. Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges. Additionally, our 2011 performance share unit grants vest 1/12 per quarter with the initial vesting event on February 15, 2012. In 2012, performance metrics for certain performance shares awarded for 2013 and 2014 had not been set by our Board of Directors. As such, there is no accounting for these awards until the performances metrics are set.
In recent years, we have awarded more restricted stock, restricted stock units and performance share units than granted stock options. Consequently, our restricted stock, restricted stock units and performance share units stock-based compensation expense represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options.
As a result of our stock-based compensation activity, we recorded $48.4 million, $38.3 million and $31.3 million of stock-based compensation during the years ended December 31, 2012, 2011 and 2010, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We allocated a portion of the purchase price of the acquisition of our acquired businesses to intangible assets, including customer relationships, developed technology and trade names that are being amortized over their estimated useful lives of one to seven years. We also allocated a portion of the purchase price to tangible assets and assessed the liabilities to be recorded as part of the purchase price. The estimates we made in allocating the purchase price to tangible and intangible assets, and in assessing liabilities recorded as part of the purchase, involved the application of judgment and the use of estimates and these could significantly affect our operating results and financial position.
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
In 2009, we acquired QuickArrow (“QA”) for approximately $19.4 million and assigned $3.3 million to the developed technology intangible asset. The QA developed technology was being amortized over a four year period to cost of revenue. QA computing solutions for professional services businesses has advanced our cloud computing application suite for services-based companies.
In the second quarter of 2012, certain QA customers transitioned from the QA service offering to a NetSuite service offering or terminated their service completely resulting in the carrying value of the QA developed technology assets exceeding the revised undiscounted expected future cash flows for the service. As a result, we recorded a $401,000 impairment charge based on the excess of the carrying amount of the QA developed technology over the fair value of such asset as of June 30, 2012. We amortized the remaining $481,000 net carrying value of the asset over the second half of 2012 which was the period the intangible asset generated revenue.
There were no impairment of goodwill during the years ended December 31, 2012, 2011 or 2010.
Results of Operations
Revenue and Cost of Revenue
Our revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenue:
Subscription and support	$252,903	$199,579	$163,964
Professional services and other	55,922	36,747	29,185
Total revenue	308,825	236,326	193,149
Cost of revenue (1):
Subscription and support	41,857	33,083	26,908
Professional services and other	53,706	37,777	34,741
Total cost of revenue	95,563	70,860	61,649
Gross profit	$213,262	$165,466	$131,500
Gross margin	69%	70%	68%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$4,691	$3,568	$3,598
Professional services and other	5,978	4,138	3,802
	$10,669	$7,706	$7,400

2012 compared to 2011

Revenue for the year ended December 31, 2012 increased $72.5 million, or 31%, compared to the same period in 2011.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2012 increased $53.3 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $47.6 million increase in revenue resulting from the acquisition of new customers including the continued adoption of OneWorld, and a $5.7 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in customer usage and an increase in the average selling price on deals for new customers.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2012 increased $19.2 million, or 52%, compared to the same period in 2011. The increase was primarily the result of a $36.6 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $17.4 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012. Additionally, demand for our professional services, particularly from our enterprise customers, has increased during 2012. Our consulting rates for professional services also increased in 2012.
Revenue generated outside of the United States was $80.9 million, or 26%, of our revenue during the year ended December 31, 2012, as compared to $63.8 million, or 27%, during the same period in 2011. Revenue generated outside the United States increased primarily due to our increased international sales efforts particularly in Australia.
Cost of revenue for the year ended December 31, 2012 increased $24.7 million, or 35%, compared to the same period in 2011.
Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2012 increased $8.8 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $4.3 million increase in personnel costs which resulted from an increase in headcount and wages, a $1.7 million increase in data center expenses resulting from enhancements to our product delivery infrastructure, a $1.2 million increase in depreciation expense associated with new equipment and a $1.6 million increase in overhead and other operational expenses due to an increase in amortization expense associated with intangible assets. The increase in personnel costs includes a $630,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2012 increased $15.9 million, or 42%, compared to the same period in 2011. The increase was primarily the result of a $10.3 million increase in personnel costs which resulted from an increase in headcount, salary increases and other personnel costs, a $2.6 million increase in external consultants costs which resulted from an increase in customer demand for our professional services and $2.7 million increase in allocated overhead and other operational expenses due to an increase in allocations associated with an increase in headcount. The increase in personnel costs includes a $1.8 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.
Our gross margin was 69% during the year ended December 31, 2012 and 70% for the same period in 2011. The decrease in our gross margin resulted primarily from an increase in demand for our professional services which represented a larger percentage of total revenue in 2012 compared to 2011.
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

Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2011 increased $3.0 million, or 9%, compared to the same period in 2010. The increase was primarily the result of a $1.9 million increase in personnel costs which resulted from an increase in wages and other personnel costs and a $1.4 million increase in external consultants' costs which resulted from an increase in customer demand for our professional services. These cost increases were partially offset by a $300,000 net decrease in other expenses. The increase in personnel costs includes a $336,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. For the years ended December 31, 2011 and 2010, our professional services and other costs of revenue was greater than the professional services and other revenue. We view professional services as an investment in customer success to ensure that we continue to secure recurring subscription and support revenue.
Our gross margin was 70% during the year ended December 31, 2011 and 68% for the same period in 2010. The increase in our gross margin resulted primarily from an increase in demand for our professional services which were more profitable in 2011 compared to 2010 as a result of higher consulting rates.

Operating Expenses
Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2012		2011		2010
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$52,739	17%	$43,531	18%	$35,019	18%
Sales and marketing	154,294	50%	120,172	51%	92,814	48%
General and administrative	38,469	12%	31,951	14%	29,232	15%
Total operating expenses	$245,502	79%	$195,654	83%	$157,065	81%

(1)
Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Product development	$15,301	$12,015	$9,723
Sales and marketing	16,588	13,437	10,249
General and administrative	11,803	9,662	8,565
Total	$43,692	$35,114	$28,537
2012 compared to 2011

Product development expenses: Product development expenses for the year ended December 31, 2012 increased $9.2 million, or 21%, as compared to the same period in 2011. The increase was primarily the result of a $10.0 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $3.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, allocated overhead expense and other costs increased by $1.9 million due to higher overhead costs which are primarily facility costs and other operational costs associated with product development headcount. These cost increases were partially offset by expense reductions related to a $2.0 million employment development subsidy from the Czech Republic government for the period from November 2010 to December 31, 2012 and a $1.3 million increase in capitalized product development costs associated with new product functionality.
Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2012 increased $34.1 million, or 28%, as compared to the same period in 2011. The increase was primarily the result of a $24.4 million increase in personnel costs, a $7.0 million increase in marketing and other costs and a $2.7 million increase in allocated overhead expense. The increase in personnel costs related primarily to an increase in headcount, commission expenses related to an increase in sales and a $2.8 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Marketing and other expenses increased primarily due to higher on-line marketing costs, an increase in costs associated with our annual user conference, higher trade show fees and other promotional events.
General and administrative expenses: General and administrative expenses for the year ended December 31, 2012 increased $6.5 million, or 20%, when compared to the same period in 2011. The increase was primarily the result of a $3.6 million increase in personnel costs and a $2.9 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay and an increase in other payroll costs such as recruiting. Other operational costs increased primarily due to an increase in costs related to general administrative services and $797,000 in additional sales taxes, partially offset by a decrease in patent costs due to a $720,000 patent settlement expense recorded in 2011, but not incurred in 2012. Additionally, we incurred $1.2 million in transaction costs in connection with our acquisition of SAC and RA during the year ended December 31, 2012. We also experienced a $6.7 million increase in overhead expenses that are allocated to other departments due to an increase in costs such as facility costs, information technology costs and recruiting costs.
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
General and administrative expenses: General and administrative expenses for the year ended December 31, 2011 increased $2.7 million, or 9% ,when compared to the same period in 2010. The increase resulted primarily from a $2.4 million increase in personnel costs resulting from an increase in wages and other payroll related costs and $720,000 in costs associated with the settlement of a patent dispute. (See Note 7. in Notes to our Consolidated Financial Statements) The increase in personnel costs includes a $400,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees.
Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of net loss attributable to noncontrolling interest were as follows for the periods presented:

	Year ended December 31,
	2012		2011		2010
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	158	—%	167	—%	209	—%
Interest expense	(192)	—%	(181)	—%	(129)	—%
Other expense, net	(412)	—%	(34)	—%	(615)	—%
Provision for income taxes	2,543	1%	1,771	1%	1,380	1%
Noncontrolling interest	—	—%	—	—%	14	—%
2012 compared to 2011
Other expense, net for the year ended December 31, 2012 increased $378,000 as compared to the same period in 2011. The increase in other expense, net is primarily related to foreign currency losses during 2012.
Our provision for income taxes increased $772,000 during the year ended December 31, 2012 as compared to the same period in 2011 primarily due to foreign taxes.
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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2012. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$68,534	$65,329	$61,049	$57,990	$54,191	$51,334	$48,240	$45,814
Professional services and other	16,472	14,462	13,660	11,329	9,902	9,625	9,593	7,627
Total revenue	85,006	79,791	74,709	69,319	64,093	60,959	57,833	53,441
Cost of revenue:
Subscription and support (1)	11,135	10,880	10,631	9,211	8,741	8,627	8,084	7,631
Professional services and other (1)	15,488	14,211	12,423	11,584	10,327	9,658	9,390	8,402
Total cost of revenue	26,623	25,091	23,054	20,795	19,068	18,285	17,474	16,033
Gross profit	58,383	54,700	51,655	48,524	45,025	42,674	40,359	37,408
Operating expenses:
Product development (1)	14,429	13,943	13,277	11,090	11,916	11,257	10,911	9,447
Sales and marketing (1)	42,563	38,591	37,561	35,579	31,963	30,279	30,469	27,461
General and administrative (1)	10,134	9,458	9,897	8,979	8,112	7,622	8,340	7,877
Total operating expenses	67,126	61,992	60,735	55,648	51,991	49,158	49,720	44,785
Operating loss	(8,743)	(7,292)	(9,080)	(7,124)	(6,966)	(6,484)	(9,361)	(7,377)
Other income / (expenses), net,including the effect of noncontrolling interest and income taxes	(878)	(692)	(833)	(586)	(649)	(445)	(430)	(295)
Net loss attributable to NetSuite Inc. common stockholders	$(9,621)	$(7,984)	$(9,913)	$(7,710)	$(7,615)	$(6,929)	$(9,791)	$(7,672)
Net loss per NetSuite Inc. common share	$(0.13)	$(0.11)	$(0.14)	$(0.11)	$(0.11)	$(0.10)	$(0.15)	$(0.12)
Weighted average number of shares used in computing net loss per common share	71,977	71,161	70,370	69,324	68,285	67,477	66,489	65,384

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(in thousands)
Cost of revenue:
Subscription and support	$1,135	$1,169	$1,484	$904	$870	$807	$919	$972
Professional services and other	1,612	1,688	1,504	1,173	1,083	1,067	1,024	964
Operating expenses:
Product development	3,999	4,035	4,060	3,207	3,316	3,422	3,097	2,180
Sales and marketing	4,283	4,142	4,204	3,958	3,528	3,402	3,422	3,085
General and administrative	3,148	2,686	3,415	2,554	2,253	2,089	2,956	2,363
Total	$14,177	$13,720	$14,667	$11,796	$11,050	$10,787	$11,418	$9,564

Liquidity and Capital Resources
As of December 31, 2012, our primary sources of liquidity were our cash and cash equivalents totaling $185.9 million and $64.9 million in accounts receivable, net of allowance.
In the year ended December 31, 2012, cash flows from operations generated $54.3 million of cash. Despite the possibility of such fluctuations in operating cash outflows, management believes its current cash and cash equivalents are sufficient for the next 12 months and into the foreseeable future thereafter to meet our operating cash flow needs.
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
Restricted cash totaled $541,000 and $494,000 at December 31, 2012 and 2011, respectively. These restricted cash accounts secure letters of credit applied against certain of our facility lease agreements. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as current other assets and $275,000 is classified as long-term other assets. The $494,000 restricted cash balance as of December 31, 2011 was classified as long-term other assets.
As of December 31, 2012, we had an accumulated deficit of $378.8 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$54,298	$36,273	$18,232
Net cash used in investing activities	(24,105)	(11,252)	(6,463)
Net cash provided by / (used in) financing activities	13,732	12,175	(3,888)
Effect of exchange rate changes on cash and cash equivalents	486	(46)	62
Net change in cash and cash equivalents	$44,411	$37,150	$7,943
2012 compared to 2011
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2012 as compared to the same period in 2011 primarily as a result of an increase in deferred revenue resulting from an increase in billings associated with the increase in bookings. This increase was offset by the increase in deferred commission and an increase in accounts receivable resulting from the increase in sales activity.
Cash used in investing activities during the year ended December 31, 2012 was related to capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing activities during the year ended December 31, 2012 increased primarily due to the acquisition of two small professional service companies and an on-demand retail services company for a total of $9.2 million. Our property and equipment capital expenditures and our capitalized internal use software costs also increased in 2012 compared to 2011. Included in the 2012 capitalized internal use software costs is a $1.3 million payment associated with the purchase of developed technology to enhance our data center production environment.
The net cash provided by financing activities during the year ended December 31, 2012 increased primarily due to an increase in proceeds from the issuance of common stock as a result of the exercise of stock options.
2011 compared to 2010
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2011 to the same period in 2010 primarily as a result of an increase in deferred revenue resulting from an increase in billings associated with the increase in bookings. This increase was offset by the increase in deferred commission resulting from an increase in sales activity.
Cash used in investing activities during the year ended December 31, 2011was related to capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing activities during the year ended December 31, 2011 increased primarily due to the acquisition of a small on-demand software company and developed product technology related to an on-line property, plant and equipment solution. We also increased our capital expenditures for property and equipment and capitalized costs for internal use software.

The net cash provided by financing activities during the year ended December 31, 2011 increased primarily due an increase in proceeds from the issuance of common stock as a result of the exercise of stock options. During the year ended December 31, 2010, financing activities included a payment for the purchase of the remaining ownership equity in NetSuite Kabushiki Kaisha (“NetSuite KK”), payments to acquire shares upon vesting of RSUs to settle employee withholding liability and payments on capital leases.
Contractual Obligations
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment, notes payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2012, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(dollars in thousands)
Capital lease obligations	$1,010	$761	$249	$—	$—
Debt obligations	2,016	1,613	403	—	—
Total accrued contractual obligations	3,026	2,374	652	—	—

Operating lease obligations	34,212	8,020	11,540	8,014	6,638
Purchase obligations	15,075	10,003	5,072	—	—
Total off-balance sheet contractual obligations	49,287	18,023	16,612	$8,014	$6,638
Total contractual obligations	$52,313	$20,397	$17,264	$8,014	$6,638

Off-Balance Sheet Arrangements
During the years ended December 31, 2012, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
See Note 2. in Notes to our Consolidated Financial Statements "Significant Accounting Policies".

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $185.9 million at December 31, 2012. These amounts were held primarily in money market funds.
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
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2012, the U.S. dollar decreased against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 2.4% when compared to the same period in the prior year. For the year ended December 31, 2012, the fluctuation in foreign currency rates negatively affected our income by approximately $174,000.

During the year ended December 31, 2012, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 6 under the heading “Notes to the Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.
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
We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, total equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.'s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 2 to the consolidated financial statements, NetSuite Inc. changed its method of accounting for revenue arrangements with multiple deliverables as of January 1, 2010 resulting from the adoption of a new accounting pronouncement.
/s/ KPMG LLP
Santa Clara, California
February 26, 2013

  NetSuite Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$185,859	$141,448
Accounts receivable, net of allowances of $701 and $396 as of December 31, 2012 and December 31, 2011, respectively	64,861	39,105
Deferred commissions	26,959	22,968
Other current assets	9,049	8,693
Total current assets	286,728	212,214
Property and equipment, net	27,210	21,823
Deferred commissions, non-current	4,784	3,585
Goodwill	35,661	27,564
Other intangible assets, net	12,420	12,162
Other assets	2,972	3,832
Total assets	$369,775	$281,180
Liabilities and total equity
Current liabilities:
Accounts payable	$3,476	$1,905
Deferred revenue	154,051	105,800
Accrued compensation	18,806	17,748
Accrued expenses	11,974	8,285
Other current liabilities (including note payable to related party of $1,584 and $2,145 as of December 31, 2012 and December 31, 2011, respectively)	9,948	7,829
Total current liabilities	198,255	141,567
Long-term liabilities:
Deferred revenue, non-current	7,365	5,898
Other long-term liabilities (including note payable to related party of $401 and $1,985 as of December 31, 2012 and December 31, 2011, respectively)	5,386	5,705
Total long-term liabilities	12,751	11,603
Total liabilities	211,006	153,170
Commitments and contingencies (Notes 11 and 12)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 72,675,265 and 68,785,296 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	727	688
Additional paid-in capital	535,853	470,485
Accumulated other comprehensive income	950	369
Accumulated deficit	(378,761)	(343,532)
Total equity	158,769	128,010
Total liabilities and total equity	$369,775	$281,180
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Comprehensive Loss
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2012		2011		2010
Revenue:
Subscription and support		$252,903		$199,579		$163,964
Professional services and other		55,922		36,747		29,185
Total revenue		308,825		236,326		193,149
Cost of revenue:
Subscription and support		41,857		33,083		26,908
Professional services and other		53,706		37,777		34,741
Total cost of revenue		95,563		70,860		61,649
Gross profit		213,262		165,466		131,500
Operating expenses:
Product development		52,739		43,531		35,019
Sales and marketing		154,294		120,172		92,814
General and administrative		38,469		31,951		29,232
Total operating expenses		245,502		195,654		157,065
Operating loss		(32,240)		(30,188)		(25,565)
Other income / (expense), net:
Interest income		158		167		209
Interest expense		(192)		(181)		(129)
Other expense, net		(412)		(34)		(615)
Total other income / (expense), net		(446)		(48)		(535)
Loss before income taxes		(32,686)		(30,236)		(26,100)
Provision for income taxes		2,543		1,771		1,380
Net loss		(35,229)		(32,007)		(27,480)
Less: net loss attributable to noncontrolling interest		—		—		14
Net loss attributable to NetSuite Inc. common stockholders		$(35,229)		$(32,007)		$(27,466)
Net loss per common share, basic and diluted attributable to NetSuite Inc. common stockholders	$(0.50)		$(0.48)		$(0.43)
Weighted average number of shares used in computing net loss per share	70,713		66,919		63,772

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		659		(79)		(220)
Accumulated pension liability		(78)		(130)		—
Comprehensive loss		$(34,648)		$(32,216)		$(27,686)

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Total Equity
(dollars in thousands)
	Common Stock		Additional paid-in	Accumulated other comprehen-sive	Accumulated	Total NetSuite Inc. stockholders'	Non-controlling interest in	Total
	Shares	Amount	capital	income	deficit	equity	subsidiary	equity
BALANCES, January 1, 2010	62,880,465	$629	$387,507	$756	$(284,059)	$104,833	$(126)	$104,707
Exercise of stock options for cash	996,884	10	4,844			4,854		4,854
Lapse of restrictions on common stock related to early exercise of stock options	6,250	—	1			1		1
Repurchase and vesting of restricted stock awards and units	1,004,078	10	(5,653)			(5,643)		(5,643)
Stock-based compensation	—	—	31,293			31,293		31,293
Purchase of noncontrolling interest	—	—	(1,410)	42		(1,368)	142	(1,226)
Foreign currency translation adjustment				(220)		(220)	(2)	(222)
Net loss					(27,466)	(27,466)	(14)	(27,480)
BALANCES, December 31, 2010	64,887,677	649	416,582	578	(311,525)	106,284	—	106,284
Exercise of stock options for cash	2,052,798	21	13,728			13,749		13,749
Repurchase and vesting of restricted stock awards and units	1,806,719	18	(307)			(289)		(289)
Income tax expense - foreign stock-based compensation			319			319		319
Capitalized stock-based compensation			448			448		448
Stock-based compensation	—	—	38,315			38,315		38,315
Shares issued to acquire SPC	38,102	—	1,400			1,400		1,400
Accumulated pension liability				(130)		(130)		(130)
Foreign currency translation adjustment				(79)		(79)	—	(79)
Net loss					(32,007)	(32,007)	—	(32,007)
BALANCES, December 31, 2011	68,785,296	688	470,485	369	(343,532)	128,010	—	128,010
Exercise of stock options for cash	2,028.576	20	15,915			15,935		15,935
Repurchase and vesting of restricted stock awards and units	1,861,393	19	(276)			(257)		(257)
Excess tax benefit on stock-based compensation			297			297		297
Capitalized stock-based compensation			990			990		990
Stock-based compensation	—	—	48,442			48,442	—	48,442
Accumulated pension liability				(78)		(78)		(78)
Foreign currency translation adjustment				659		659	—	659
Net loss					(35,229)	$(35,229)	—	$(35,229)

BALANCES, December 31, 2012	72,675,265	$727	$535,853	$950	$(378,761)	$158,769	$—	$158,769
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(35,229)	$(32,007)	$(27,480)
Less: net loss attributable to noncontrolling interest	—	—	14
Net loss attributable to NetSuite Inc. common stockholders	(35,229)	(32,007)	(27,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,006	9,177	7,755
Amortization of other intangible assets	4,580	3,786	4,621
Provision for accounts receivable allowances	616	328	558
Stock-based compensation	48,442	38,315	31,293
Amortization of deferred commissions	45,312	34,666	23,547
Excess tax benefit stock-based compensation	(297)	—	—
Noncontrolling interests	—	—	(14)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(25,913)	(12,093)	(2,194)
Deferred commissions	(50,504)	(44,429)	(27,621)
Other current assets	(443)	(837)	(2,568)
Other assets	818	84	386
Accounts payable	1,030	725	52
Accrued compensation	940	5,721	1,474
Deferred revenue	49,524	30,529	8,690
Other current liabilities	5,453	2,376	364
Other long-term liabilities	(1,037)	(68)	(645)
Net cash provided by operating activities	54,298	36,273	18,232
Cash flows from investing activities:
Purchases of property and equipment	(11,843)	(8,586)	(6,367)
Capitalized internal use software	(3,041)	(816)	(96)
Cash paid in business combinations, net of cash received	(9,221)	(1,850)	—
Net cash used in investing activities	(24,105)	(11,252)	(6,463)
Cash flows from financing activities:
Payments under capital leases	(726)	(483)	—
Payments under capital leases and long-term debt - related party	(1,550)	(1,117)	(1,730)
Excess tax benefit stock-based compensation	297	—	—
Repurchase of noncontrolling interest	—	—	(1,370)
RSUs acquired to settle employee withholding liability	(257)	(269)	(5,642)
Proceeds from issuance of common stock	15,968	14,044	4,854
Net cash provided by / (used in) financing activities	13,732	12,175	(3,888)
Effect of exchange rate changes on cash and cash equivalents	486	(46)	62
Net change in cash and cash equivalents	44,411	37,150	7,943
Cash and cash equivalents at beginning of period	141,448	104,298	96,355
Cash and cash equivalents at end of period	$185,859	$141,448	$104,298
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$82	$109	$120
Cash paid for interest to other parties	$124	$53	$12
Cash paid for income taxes, net of tax refunds	$1,248	$1,271	$712
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$595	$4,652
Fixed assets and other acquired under capital lease	$—	$1,233	$717
Common stock issued in connection with business combination	$—	$1,400	$—
See accompanying Notes to Consolidated Financial Statements

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
NetSuite Inc. ("the Company") is the industry's leading provider of cloud-based financials/ERP software suites. In addition to financials/ERP software suites, NetSuite offers a broad suite of applications, including accounting, CRM, PSA and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company's headquarters are located in San Mateo, California and conducts its business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.
Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
As of December 31, 2012, the Company owned 100% of NetSuite Kabushiki Kaisha (“NetSuite KK”), a Japanese corporation. In 2010, the Company purchased the remaining outstanding equity in NetSuite KK for aggregate consideration of $1.4 million. Prior to the Company’s purchase of the remaining outstanding equity of NetSuite KK, given the Company’s majority ownership interest, the accounts of NetSuite KK were consolidated with the accounts of the Company, and a noncontrolling interest was recorded for the other investors’ interests in the net assets and operations of NetSuite KK to the extent of the noncontrolling investors’ individual investments.
Recent Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted the revised standard in 2012 and the adoption did not have an impact on its consolidated results of operations and financial position.
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
For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.
The subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up

NetSuite Inc.
Notes to Consolidated Financial Statements

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

As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue ratably over the contract period. The consideration allocated to professional services is recognized as revenue on a percentage-of-completion method. The Company has established processes to determine ESP, allocate revenue in multiple arrangements using ESP, and make reasonably dependable estimates of the percentage-of-completion method for professional services.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

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
During the second quarter of 2012, the Company updated the terms of its standard renewal agreement form so that the legal obligation to pay by our customers occurs upon execution of the renewal agreement rather than on their renewal date. Based on our existing policy of recording amounts that have been invoiced in accounts receivable and deferred revenue where the customer has a legal obligation to pay, invoices from these renewal agreements are now recorded in accounts receivable and deferred revenue upon execution of the renewal agreement rather than at the start of the renewal period. Had the Company not revised the terms of these renewal agreements, its would have recorded approximately $10.0 million less in accounts receivable and deferred revenue as of December 31, 2012.

Cost of Revenue
Cost of revenue primarily consists of costs related to hosting the Company's cloud-based application suite, providing customer support, data communications expenses, salaries and benefits of operations and support personnel, software license fees, costs associated with website development activities, allocated overhead, amortization expense associated with capitalized internal use software and acquired developed technology assets and property and equipment depreciation. Costs related to professional services are expensed as incurred.
Deferred Commissions
The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $50.5 million, $44.4 million and $27.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Commission amortization expense was $45.3 million, $34.7 million and $23.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Internal Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal software during the years ended December 31, 2012, 2011 and 2010. The Company capitalized $4.1 million, $1.3 million and $96,000 in internal use software during the years ended December 31, 2012, 2011 and 2010, respectively. Included in the 2012 and 2011 capitalized development costs are $990,000 and $448,000, respectively, in stock-based compensation costs. Capitalized stock-based compensation costs in 2010 were negligible. Amortization expense totaled $629,000, $302,000 and $221,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The net book value of capitalized internal use software at December 31, 2012 and 2011 was $5.0 million and $1.3 million, respectively. In December 2012, the Company purchased $1.5 million in developed technology which was capitalized as internal use software. A total of $1.3 million was paid to the two former owners on the purchase date and the remaining $225,000 is to be paid within15 months after the purchase date. The $1.5 million total purchase price is included in the $4.1 million in development costs capitalized in 2012. The Company plans to integrate this developed technology into its data center production environment.

Income Taxes

NetSuite Inc.
Notes to Consolidated Financial Statements

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
Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company's determinations include many decisions based on management's knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 15 for information regarding the impact of the Company's accounting for uncertainty in income taxes.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. During the fourth quarter of fiscal 2012, the Company completed its annual impairment test of goodwill. Based upon that evaluation the Company determined that its goodwill was not impaired at December 31, 2012.
Other intangible assets, consisting of developed technology, trade name and customer relationships, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years. Amortization expense related to developed technology is included in cost of subscription and support revenue while amortization expense related to tradenames and customer relationships is included in sales and marketing expense.
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

Impairment of Intangible Asset
In 2009, the Company acquired QuickArrow (“QA”) for approximately $19.4 million and assigned $3.3 million to the developed technology intangible asset. The QA developed technology was being amortized over a four year period to cost of revenue. In the second quarter of 2012, certain QA customers transitioned from the QA service offering to a NetSuite service offering or terminated their service completely. As a result, the QA expected undiscounted cash flows decreased below the carrying value of the QA developed technology assets and the Company recorded a $401,000 impairment charge. $401,000 represented the excess of the carrying amount of the QA developed technology over the fair value of such asset as of June 30, 2012. The QA developed technology fair value at June 30, 2012 was derived from the expected QA future cash flows which were based on revenue generated by customers using the QA service, a Level 3 unobservable input as described in note 5. The Company amortized the remaining $481,000 net carrying value of the asset over the second half of 2012.
The Company did not recognize any impairment charges on its long-lived assets during the years ended 2011 and 2010.

NetSuite Inc.
Notes to Consolidated Financial Statements

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
Concentration of Credit Risk and Significant Customers and Suppliers
Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivables balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account's contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries. At December 31, 2012 and 2011, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the periods presented. At December 31, 2012 and 2011, long-lived assets located outside the United States were not significant.

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

NetSuite Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
United States	$227,975	$172,527	$143,607
International	80,850	63,799	49,542
Total revenue	$308,825	$236,326	$193,149

Percentage of revenue generated outside of the United States	26%	27%	26%
No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2012, 2011 or 2010.
Certain Significant Risks and Uncertainties
The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows; advances and trends in new technologies and industry standards; pressures resulting from new applications offered by competitors; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic or political conditions or regulations; availability of necessary product components; and the Company's ability to attract and retain employees necessary to support its growth.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $487,000, $102,000 and $371,000 during the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising expense was $4.1 million, $3.5 million and $3.2 million, respectively.

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
Under the 2007 Equity Incentive Plan (the "2007 Plan"), the Company has granted selected executives and other key employees performance shares ("PS") and performance share units ("PSUs"), which are restricted stock units (“RSUs”). PS vesting is contingent upon meeting certain company-wide performance goals while PSUs vesting is contingent upon meeting certain company-wide performance goals and market-based performance goals. Unforfeited PS and PSUs generally will vest in three equal annual tranches over the service period. However, the 2011 PSU grants vested 1/12 per quarter with the initial vesting event on February 15, 2012. The PS and PSUs grant date fair value, which is also the total stock-based compensation expense associated with the performance based awards, is determined based on the value of the underlying shares on the grant date and is recognized over the vesting term. On a quarterly basis, management estimates the number of PS and PSUs that will be granted at the end of the performance period. The PS fair value is based on market value of shares on the grant date (the intrinsic value). The fair value of the market-based PSUs on the grant date (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group. In 2012, performance metrics for certain PS awarded for 2013 and 2014 had not been set by the Company's Board of Directors. As such, there is no accounting for these awards until the performances metrics are set.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company issues new shares of its common stock upon the exercise of stock options and the vesting of restricted stock, RSUs, PSs and PSUs.

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse the Company for certain operating expenses it incurs. While the Company became eligible to participate in this program in 2010, it did not record a subsidy credit in the financial statements until it was assured of collection in 2012. Effective January 2012, when the Company incurs reimbursable operating expenses, it records a reduction in product development expenses and a receivable from the Czech government. During the year ended December 31, 2012, the Company's product development operating expenses were reduced by approximately $2.0 million for reimbursements of eligible operating expenses incurred during the period from November 2010 to December 31, 2012. The Company received approximately $1.2 million in payments from the Czech Republic government during year ended December 31, 2012. As of December 31, 2012, $846,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation gains and losses, net of tax, and an accumulated pension liability for employees located in the Philippines. The foreign currency translation gains /(losses), net of taxes as of December 31, 2012 and 2011 and were $(1.2) million, $(499,000), respectively. The accumulated pension liability as of December 31, 2012 and 2011 was of $200,000 and $130,000, respectively.

Note 3. Business Combinations

During 2012, the Company acquired Retail Anywhere and two small South American companies to further develop its Ecommerce vertical. In connections with these acquisitions, the Company incurred transaction costs totaling $1.2 million .

In November 2012, the Company purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. The Company purchased certain RA assets and assumed certain liabilities to expand its retail software solutions in the Ecommerce vertical. RA software allows the Company to expand its Ecommerce services to brick and mortar store point of sale terminals. The RA assets and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $5.0 million in cash. Additional consideration of $1.3 million in cash is being withheld for up to the next 15 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include but are not limited to the expected costs to present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development charges in connection with the acquisition.

NetSuite Inc.
Notes to Consolidated Financial Statements

(dollars in thousands)
Accounts receivable	$444
Developed Technology	1,300
Customer relationship	1,400
Non-compete agreements	200
Trademarks	200
Goodwill	3,557
Accounts payable	(372)
Other assets/liabilities	(435)
Total purchase price	$6,294

The Company will amortize the intangible assets on a straight-line basis over the following periods: developed technology, three years; customer relationships, four years; non-compete agreements, two years; trademarks, one year. The RA operating results are not material for pro forma disclosure.

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

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include, but are not limited to, the expected costs to recreate the assets, present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development charges in connection with the acquisition.

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

NetSuite Inc.
Notes to Consolidated Financial Statements

On August 2, 2011, the Company completed the purchase of substantially all of the assets of a small private company ("SPC") that provides on-demand software. Accordingly, the assets and operating results of SPC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. As consideration on the closing date, the Company paid $1.1 million in cash and issued 38,102 shares of the Company's common stock valued at $1.4 million on the closing date. Additional consideration of $375,000 in cash is being withheld for a year following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. Third-party costs associated with this transaction were negligible. The Company is integrating SPC's technology into its product suite to enhance the functionality of its suite.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include, but are not limited to, the expected costs to recreate the assets. The excess of the purchase price over the total identifiable assets has been recorded as goodwill.

The allocation of the SPC consideration to the assets acquired was as follows:

(dollars in thousands)
Developed technology	$2,513
Customer relationships	183
Unbilled receivables	47
Goodwill	157
Total purchase price	$2,900

Cash	$1,500
Fair value common stock issued	1,400
Total purchase price	$2,900

The Company will amortize the developed technology and customer relationships intangible assets ratably on a straight-line basis over a four years term. The SPC's operating results are not material for pro forma disclosure.

Note 4. Cash and Cash Equivalents
Cash equivalents are comprised of investments in money market mutual funds. Cash and cash equivalents are recorded at cost, which approximates fair value.

	December 31,
	2012	2011
	(dollars in thousands)
Cash	$113,392	$69,096
Money Market Mutual Funds	72,467	72,352
Total cash and cash equivalents	$185,859	$141,448

Restricted cash totaled $541,000 and $494,000 as of December 31, 2012 and December 31, 2011, respectively. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as current other assets and $275,000 is classified as long-term other assets. The $494,000 restricted cash balance as of December 31, 2011 was classified as long-term other assets.
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
As of December 31, 2012, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$72,467	$—	$—	$72,467	$72,352	$—	$—	$72,352
Foreign exchange contracts	—	97	—	97	—	15	—	15
Total	$72,467	$97	$—	$72,564	$72,352	$15	$—	$72,367

Liabilities:
Foreign exchange contracts	$—	$231	$—	$231	$—	$242	$—	$242
Total	$—	$231	$—	$231	$—	$242	$—	$242

Note 6. Hedging Activity
Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities
During the year ended December 31, 2012, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $109.1 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.
As of December 31, 2012 and 2011, the Company had the following outstanding foreign exchange forward contracts:

	December 31, 2012		December 31, 2011
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)
British pound	$7,188	$3,435	$5,998	$574
Australian dollar	9,360	4,793	3,873	80
Japanese yen	1,260	—	390	—
Canadian dollar	531	515	881	934
Euro	883	256	472	—
Czech crown	3,440	1,895	250	—
Mexican Peso	161	—	—	—
Philippine peso	4,085	4,085	—	—
New Zealand dollar	73	—	—	—
Total	$26,981	$14,979	$11,864	$1,588
The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(US dollars in thousands)
Foreign exchange contracts	Other current assets	$97	$15	Other current liabilities	$231	$242
Total		$97	$15		$231	$242

 The effect of derivative instruments on the Statement of Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Twelve Months Ended December 31,
Derivatives and forward contracts		2012	2011	2010
		(US dollars in thousands)
Foreign exchange contracts	Other income/ (expense), net	$(512)	$(63)	$(783)
Total		$(512)	$(63)	$(783)
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

Note 7. Property and Equipment
Property and equipment as of December 31, 2012 and 2011 consisted of:

	December 31,
	2012	2011
	(dollars in thousands)
Computer equipment	$40,036	$30,707
Purchased software	15,769	15,035
Internally developed software	8,897	4,641
Leasehold improvements	6,233	5,841
Furniture, fixtures and office equipment	4,718	3,919
Total property and equipment	75,653	60,143
Accumulated depreciation and amortization	(48,443)	(38,320)
Property and equipment, net	$27,210	$21,823

Depreciation and amortization expense was $11.0 million, $9.2 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Patent Cross License Agreement
In July 2011, the Company entered into a patent cross licensing agreement ("the Agreement") with a large technology company for $3.0 million. During the third quarter of 2012, the Company paid the second $1.0 million installment and will pay the remaining $1.0 million in 2013. The Agreement provides the Company with the right to use the large technology company's patents over a period that is slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use the Company's existing and future patents. The Company estimated the total present value of the historical patent rights to be approximately $679,000 and recorded this amount as general and administrative expense in its consolidated statement of operations for the second quarter of 2011. During the year ended December 31, 2012 and the second half of 2011, the Company recorded $191,000 and $79,000, respectively, in amortized patent license expense as cost of revenue. As of December 31, 2012, the Company's financial statements include short-term and long-term unamortized patent license costs of $246,000 and $1.6 million respectively. The Company financial statements also include $966,000 in short-term liabilities which represents the present value of the remaining payments due the large technology company as of December 31, 2012.
Note 8. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 was as follows:

(dollars in thousands)
Balance as of January 1, 2011	$27,340
Goodwill acquired during 2011: SPC business combination and an on-line property, plant and equipment solution purchase	224
Balance as of December 31, 2011	27,564
Goodwill acquired during 2012: SAC business combination	4,446
Goodwill acquired during 2012: RA business combination	3,557
Foreign exchange adjustment	$94
Balance as of December 31, 2012	$35,661

The Company does not have a history of goodwill impairments.

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	December 31, 2012
	(dollars in thousands)
Developed technology	$12,221	$(8,954)	$3,267
Trade name	1,627	(1,064)	563
Customer relationships	15,208	(7,578)	7,630
Non-competition agreements	1,168	(208)	960
Total	$30,224	$(17,804)	$12,420

	December 31, 2011
	(dollars in thousands)
Developed technology	$10,879	$(6,846)	$4,033
Trade name	940	(940)	—
Customer relationships	13,639	(5,510)	8,129
Total	$25,458	$(13,296)	$12,162
The total amortization expense for other intangible assets was $4.6 million, $3.8 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

 Future amortization of intangible assets recorded as of December 31, 2012 is expected to be as follows:

Fiscal year ending December 31:	(dollars in thousands)
2013	$4,304
2014	4,052
2015	2,944
2016	1,091
2017	29
Total	$12,420

Note 9. Accrued Compensation
Accrued compensation as of December 31, 2012 and 2011 consists of:

	December 31,
	2012	2011
	(dollars in thousands)
Sales commission	$8,789	$10,014
Employee bonus	5,397	4,416
Employee benefits, payroll taxes and other	4,620	3,318
Total accrued compensation	$18,806	$17,748

Note 10. Long-term Debt
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
The current and long-term portions of the notes payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2012	2011
	(dollars in thousands)
Current portion	$1,584	$2,145
Long-term portion	401	1,985
Total long-term debt	$1,985	$4,130
Future debt payments under notes payable as of December 31, 2012 are as follows:

(dollars in thousands)
Years ending:
2013	1,613
2014	403
Future debt payments	2,016
Amount representing interest	31
Present value of future debt payments	$1,985

The maximum amount outstanding under the notes and annual support agreement was $3.5 million and $7.1 million during the years ended December 31, 2012 and 2011, respectively. In May 2012, the Company renewed the annual support services for a fee of $2.4 million. During the year ended December 31, 2012, the Company paid $3.9 million including $1.6 million related to software licensing and $2.3 million related to software support. In 2011, the Company paid $2.9 million including $1.1 million related to software licensing and $1.8 million related to software support. Interest payments on these notes were $82,000, $109,000 and $118,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 11. Lease Commitments
The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2014. The total outstanding balance financed under capital leases was $1.0 million and $1.8 million at December 31, 2012 and 2011, respectively. Accumulated amortization on the leased assets was $1.3 million and $549,000 at December 31, 2012 and 2011, respectively. Amortization of assets recorded under the capital leases is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Current portion	$744	$725
Long-term portion	247	991
Total debt related to capital leases	$991	$1,716

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2019. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay executory costs such as maintenance, taxes, and insurance. In addition, the Company leases office space elsewhere in the U.S. as well as in the United Kingdom, Canada, Singapore, Philippines, Hong Kong, Australia, the Czech Republic, Uruguay and Japan, expiring on various dates through 2019. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2012 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2013	$761	$8,020	$8,781
2014	249	6,338	6,587
2015	—	5,202	5,202
2016	—	4,117	4,117
2017	—	3,897	3,897
Thereafter	—	6,638	6,638
Future minimum lease payments	1,010	$34,212	$35,222
Amount representing interest	19
Present value of future minimum lease payments	$991

 Rental expenses for operating leases, net of sublease income, were $8.0 million, $6.7 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company's tenant sublease agreement terminated in 2011 and the Company received sublease income of $61,000 and $178,000 in the years ended December 31, 2011 and 2010, respectively.
Note 12. Commitments and Contingencies
Legal Proceedings
The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position.
Note 13. Stock-based Compensation
Stock-based Plans
The Company maintains the 2007 Plan for the purpose of granting incentive stock options, nonstatutory stock options, RSUs, PSs, stock appreciation rights and PSUs to its employees and directors. Additionally the Company has an additional plan, the 1999 Stock Plan ("the 1999 Plan"), with options outstanding from which it will not grant any additional awards.
The 2007 Plan, adopted by the Company's Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2012, 2,781,000 shares remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine.

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
The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs, PSs and PSUs.

During the first quarter of 2012, the Company granted 341,750 performance shares (“PS”), with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that vest based on the Company's performance in 2012 and 2014. The PS vesting for each tranche is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and 2014, respectively. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals will be known at or after December 31, 2012 and December 31, 2014, respectively. The Company also awarded PS for 2013 and 2014 for which the performance metrics have not yet been set by the Company's Board of Directors. As such, there is no accounting for these awards until the performance metrics are set.

For the PS tranche granted for 2012, the Company achieved 110% of its company-wide performance goals resulting in the Company granting an additional 16,532 shares to select executives and key employees. The 2012 PS grants vest 1/3 per year with the initial vesting event on February 15, 2013.

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

For 2011, the Company achieved 175% of its market-based performance goals and 144% of its company-wide performance goals resulting in the Company granting an additional 96,715 shares to select executive and key employees. The 2011 PSU grants vest 1/12 per quarter with the initial vesting event on February 15, 2012.
During 2010, the Company granted selected executives and other key employees PSUs whose vesting was contingent upon meeting company-wide performance goals for 2010: 60% of the shares were contingent on meeting revenue goals, 20% of the shares were contingent on meeting a non-GAAP measure of net income and 20% were contingent upon meeting a non-GAAP measure of operating cash flows. For 2010, the Company achieved 157% of its performance goals and select executive and key employees were granted additional shares equal to 57% of their original PSU grant. These shares are subject to term vesting conditions.
2010 PSU's vest in three equal annual tranches over the service period.
As of December 31, 2012 and 2011, all outstanding stock-based payment awards qualified for classification as equity.
Stock Options
A summary of the Company's stock option activity during the year ended December 31, 2012 was as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2012	4,326	$11.27
Granted	324	48.50
Exercised	(2,029)	7.85
Cancelled and forfeited	(106)	24.19
Outstanding at December 31, 2012	2,515	18.28	6.2	$123,291
Vested and expected to vest	2,443	17.82	6.2	120,894
Exercisable at December 31, 2012	1,646	$13.82	5.4	$88,052
The total intrinsic value of the options exercised was $95.4 million, $59.2 million and $13.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, there was $9.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 1.8 years.

 The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2012	2011	2010
Weighted-average fair value of options granted	$23.92	$15.96	$7.15
Expected term	6.0 years	6.1 years	6.1 years
Expected volatility	52%	53%	55%
Risk-free interest rate	1.04%	2.39%	2.58%
Dividend yield	none	none	none

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
Volatility. The expected volatility being used is based on a blend of the Company's implied volatility and its historical volatility.
Risk Free Interest Rate. The risk free interest rate is based on the U.S. Treasury's zero coupon issues with remaining terms similar to the expected term on the options.
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
Restricted Stock Units, Restricted Stock Performance Share and Performance Share Units
A summary of the Company's RSU, RS, PS and PSU activity during the year ended December 31, 2012 is as follows:

	Shares	Weighted-average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2012	3,849	$20.62
Granted	1,411	48.65
Vested	(1,866)	20.87
Cancelled and forfeited	(278)	27.85
Nonvested at December 31, 2012	3,116	$32.57	$209,678
For the restricted stock units, restricted stock, performance shares and performance share units that vested during the years ended December 31, 2012, 2011 and 2010, the total intrinsic value was $94.6 million, $62.7 million and $23.5 million , respectively.
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
In connection with the Company's acquisition of SPC in the third quarter of 2011, the Company entered into employment agreements with SPC's two stockholders. Each of the employment agreements included a 60,000 restricted stock unit grant which vests over the next four years in accordance with the terms of the Company's equity compensation plan. On August 2, 2011, the Company granted the new employees a total of 120,000 restricted stock units with a fair value of $4.4 million. The costs of the equity grants will be recognized as product development expense in the Company's statement of operations over the four year vesting period.

Compensation expense for RSUs, restricted stock, PS and PSUs is determined based on the value of the underlying shares on the date of grant. The typical RSUs, restricted stock, PS and PSU fair value is based on market value of shares on the grant date (the intrinsic value). The fair value of the market-based PSUs on the grant date (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group. As of December 31, 2012, there were $75.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to RSUs, restricted stock, PSs and PSUs that is expected to be recognized over a weighted-average period of 2.0 years.
Reserved for Future Issuance
The Company has reserved the following shares of authorized but unissued common stock for future issuance:

December 31, 2012
(shares in thousands)
Options outstanding	2,515
RSUs, PSs, PSUs and restricted stock awards outstanding	3,116
PSs for 2013 and 2014	342
Shares available for future grants	2,781
Total	8,754

Note 14. Other Employee Benefits Plans
The Company has a defined contribution retirement plan ("the Plan") that covers substantially all employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. The Company contributed $2.7 million, $2.3 million and $1.2 million to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2012, the Company recorded a total of $152,000 in service and interest costs and actuarial losses relating to its statutory pension benefit obligation for its employees in Manila, Philippines. Included in long-term liabilities is the total unfunded projected benefit obligation for this plan which is approximately $321,000 and $158,000 as of December 31, 2012 and 2011, respectively. During fiscal years 2012 and 2011, the Company recorded $74,000 and $32,000, respectively, in periodic benefit costs for this plan with a corresponding decrease in accumulated other comprehensive income.

Note 15. Income Taxes
The provision for income taxes consists of the following:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income / (loss) before income taxes and noncontrolling interest:
Domestic	$(37,203)	$(35,277)	$(28,849)
Foreign	4,517	5,041	2,749
Total	$(32,686)	$(30,236)	$(26,100)

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Current taxes:
Federal	$—	$—	$—
State	60	88	151
Foreign	2,483	1,619	1,066
Total current taxes	$2,543	$1,707	$1,217
Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	64	163
Total deferred taxes	—	64	163
Total	$2,543	$1,771	$1,380

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010

Federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
State tax, net of federal benefit	1.51%	(0.02)%	(5.11)%
Foreign rate differential	3.12%	0.09%	(2.61)%
Incentive stock options	10.89%	7.94%	6.94%
Meals and entertainment	0.36%	0.16%	0.29%
Inter-company debt restructuring	—%	3.68%	—%
Other permanent difference	0.27%	(0.08)%	0.33%
Valuation allowance	26.63%	29.05%	40.48%
Effective income tax rate	7.78%	5.82%	5.32%

 A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Deferred tax assets:
Deferred revenue	$2,558	$2,677
Other reserves and accruals	7,405	5,463
Incentive stock options	8,716	8,774
Federal operating loss carryforwards	92,781	86,543
State and foreign net operating loss carryforwards	13,402	14,375
Research and development credits	3,825	3,829
Deferred tax assets	128,687	121,661
Deferred tax liabilities:
Property and equipment	$(282)	$(246)
Acquired intangible assets	(1,077)	(2,891)
Tax deductible goodwill	(274)	(178)
Deferred tax liabilities	(1,633)	(3,315)
Net deferred tax assets, before valuation allowance	127,054	118,346
Valuation allowance	(126,853)	(118,151)
Net deferred tax assets	$201	195

As a result of continuing losses in the U.S. and Japan, management has determined that it is more likely than not that the Company will not realize the benefits of its deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets increased by $8.7 million during the year ended December 31, 2012.
Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. The amount of such earnings at December 31, 2012 was $4.7 million. These earnings have been permanently reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.
During 2012, the Company recorded approximately $297,000 tax benefits related to stock-based compensation that was credited to stockholder's equity during the year.
As of December 31, 2012, the Company had approximately $501.0 million of consolidated federal and $302.6 million of California net operating loss carryforwards available to offset future taxable income, respectively. The increase in net operating loss carryforwards resulted primarily from employee stock-based compensation deductions in the U.S. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2032. The California net operating loss carryforwards expire in varying amounts between 2012 and 2032. The net operating losses include $82.6 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital.
The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards for 2012, and $38,700 of Manufacturer Investment Credit carryforwards. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire and the Manufacturer Investment Credits for California expire in varying amounts between 2012 and 2013.
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
The Company had gross unrecognized tax benefits of $3.4 million at December 31, 2012 and December 31, 2011.. These unrecognized tax benefits, if recognized, would affect the Company's annual effective tax rate.

The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended
	December 31,
	2012	2011
	(dollars in thousands)

Beginning balance - unrecognized tax benefits, gross	$3,388	$3,520
(Decrease) / Increases- current year tax positions	—	—
Other - adjustments	—	(132)
Ending balance- unrecognized tax benefits, gross	$3,388	$3,388

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
The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. No penalties were accrued in the years ended December 31, 2012 and 2011 and an immaterial amount of interest was included in the income tax provision during 2012.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2006 through 2011 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

 Note 16. Net Loss Per Common Share
The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2012	2011	2010
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(35,229)	$(32,007)	$(27,466)
Denominator:
Weighted-average number of common shares outstanding	70,713	66,919	63,777
Less: Weighted-average number of common shares subject to
repurchase	—	—	(5)
Weighted-average number of common shares outstanding used
in computing basic and diluted net loss per common share	70,713	66,919	63,772
Net loss per common share, basic and diluted	$(0.50)	$(0.48)	$(0.43)
The Company's unvested restricted stock, RSUs PSs and PSUs do not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock, RSUs , PSs and PSUs are not required to be included in the Company's computation of basic and diluted net loss per common share.
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

	December 31,
	2012	2011	2010
	(shares in thousands)
Options to purchase shares of common stock	3,595	5,316	6,533
Unvested RSUs, PSs, PSUs and restricted stock awards	3,932	4,249	4,439
Warrants to purchase shares of common stock	—	—	5
Common stock subject to repurchase	—	—	5
Total	7,527	9,565	10,982

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
In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37 month extension of unlimited licenses to the October 2007 license agreement from Oracle. The Amendment provides that the Company will pay a one-time fee of $5.2 million to extend the term whereby the company will be able to download unlimited licenses from April 30, 2011 to May 31, 2014. The amendment also provides for technical support services. The Company paid $1.2 million for the support services from June 1, 2010 to May 31, 2011. The Company may renew support services for three subsequent annual periods for a fee of $2.4 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the fees due under the amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.12% per annum with payments scheduled over the term of the amendment. The Company paid principal of $1.8 million during the year ended December 31, 2010. As of December 31, 2010, the outstanding principal balance on the May 2010 note was $4.7 million. Interest payments on the May 2010 note were $56,000 during the year ended December 31, 2010. The Company paid $2.9 million during the year ended December 31, 2011 including $1.8 million related to support services renewed in May 2011 and $1.1 million related to software services. Interest payments on the May 2010 note totaled $109,000 during the year ended December 31, 2011. As of December 31, 2011, the outstanding principal balance on May 2010 note was $4.1 million. The Company paid $3.9 million during the year ended December 31, 2012 including $2.3 million related to support services renewed in May 2012 and $1.6 million related to software services. Interest payments on the May 2010 note totaled $82,000 during the year ended December 31, 2012. As of December 31, 2012, the outstanding principal balance on May 2010 note was $2.0 million.

In May 2011, the Company purchased an integrated database storage system from Oracle USA, Inc., an affiliate of Oracle Corporation, for $456,000. During the third quarter of 2011, the Company paid the $456,000 outstanding balance in full.
Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the majority of the Company's stock, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement on the sailboats. In November 2011, the Company renewed its subscription and professional services agreement with Oracle Racing for an additional 40 months. According to the terms of the agreement, the Company will provide services to Oracle Racing through the end of the American Cup racing season, September 2014, in exchange for logo placement and other advertising services. The estimated value of the Company's services over the term of the agreement is $342,000. Oracle Racing values its service to be approximately $400,000 over the term of the agreement. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $62,000 and $65,000 for 2012 and 2011and $49,000 for 2010. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $33,000 during 2012 and 2011 and approximately $75,000 to $95,000 during 2010. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. For accounting purposes, total revenue and total costs related to the OR agreement will be equal and will be recognized as revenue and expense, respectively, at historical cost. In connection with the license agreements discussed above, the Company recognized $112,000 and $65,000 in revenue for the years ended December 31, 2012 and 2011, respectively.
The Company has entered into various software license agreements RightNow Technologies. In October 2011, RightNow Technology was acquired by Oracle Corporation. Lawrence J. Ellison, who beneficially owns a majority of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. During 2012, the Company received payments totaling $115,000 from RightNow Technology for services it performed and paid RightNow Technology $214,000 for services it received. In connection with the license agreements discussed above, the Company recognized $128,000 in revenue for the year ended December 31, 2012. During 2011, the Company received payments totaling $180,000 from RightNow Technology for services it performed and paid RightNow Technoloy $67,000 for services it received. In connection with the license agreements discussed above, the Company recognized $159,000 in revenue for the year ended December 31, 2011.
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
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	December 31, 2012	December 31, 2011	December 31, 2010
	(dollars in thousands)
Revenue earned from related party	$2,103	$1,983	$1,975
Accounts receivable	339	212	142
Fees NetSuite paid for services	$596	$438	$733

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2012 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.
The information required by this item concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts
Schedule II
Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2012	$396	$616	$1,819	$(2,130)	$701
Year ended December 31, 2011	456	328	1,521	(1,909)	396
Year ended December 31, 2010	$921	$558	$462	$(1,485)	$456

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(c) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Zachary Nelson
Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/S/ Ronald Gill
Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013
/S/ William L. Beane III
William L. Beane III	Director	February 27, 2013
/S/ Deborah A. Farrington
Deborah A. Farrington	Director	February 27, 2013
/S/ Evan M. Goldberg
Evan M. Goldberg	Director	February 27, 2013
/S/ Steven Gomo
Steven Gomo	Director	February 27, 2013
/S/ Catherine Kinney
Catherine Kinney	Director	February 27, 2013
/S/ Kevin Thompson
Kevin Thompson	Director	February 27, 2013
/S/ Edward J. Zander
Edward J. Zander	Director	February 27, 2013

Exhibit Index
The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant's Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant's Form S-1 Registration No. 333-144257).

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

10.3+
2007 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on August 13, 2008 and Exhibits 10.1 to 10.3 of Registrant's Quarterly Report on Form 10-Q filed on May 7, 2012).

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

10.12
First Amendment to the Office Lease Agreement by and between the Registrant and EOP-Peninsula Office Park, L.L.C. dated April 24, 2008 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 28, 2008).

10.13
Second Amendment to the Office Lease Agreement by and between the Registrant and EOP- Peninsula Office Park, L.L.C. dated October 8, 2010 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on December 15, 2011).

10.14
Third Amendment to the Office Lease Agreement by and between the Registrant and EOP- Peninsula Office Park, L.L.C. dated December 9, 2011 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on December 15, 2011).

10.15
Fourth Amendment to the Office Lease Agreement by and between the Registrant and EOP- Peninsula Office Park, L.L.C. dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 5, 2013).

10.16	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant's Form S-1 Registration No. 333-144257).

10.17	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant's Form S-1 Registration No. 333-144257).

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

10.22+
Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008. (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.23+
Severance and Change of Control Agreement by and between the Registrant and James Ramsey effective August 4, 2009 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on August 10, 2009).

10.24
Ordering Document by and between the Registrant and Oracle USA, Inc. dated October 31, 2007 and as amended (incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K filed on March 3, 2011).

10.25
Ordering Document by and between the Registrant and Oracle America, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 13, 2011).

10.26
Amended and Restated Master Services Agreement between the Registrant and SAVVIS Communications Corporation dated May 14, 2010 thereunder (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 21, 2010).

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