Form 10-Q
period 2013-03-31
NETSUITE INC
filed 2013-05-01
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐ No ☒

On April 29, 2013, 73,781,670 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$190,653	$185,859
Accounts receivable, net of allowances of $629 and $701 as of March 31, 2013 and December 31, 2012, respectively	62,803	64,861
Deferred commissions	27,757	26,959
Other current assets	13,867	9,049
Total current assets	295,080	286,728
Property and equipment, net	40,663	27,210
Deferred commissions, non-current	4,794	4,784
Goodwill	45,434	35,661
Other intangible assets, net	14,658	12,420
Other assets	4,044	2,972
Total assets	$404,673	$369,775
Liabilities and total equity
Current liabilities:
Accounts payable	$4,267	$3,476
Deferred revenue	164,511	154,051
Accrued compensation	17,991	18,806
Accrued expenses	13,722	11,974
Other current liabilities (including note payable to related party of $3,285 and $1,584 as of March 31, 2013 and December 31, 2012, respectively)	12,265	9,948
Total current liabilities	212,756	198,255
Long-term liabilities:
Deferred revenue, non-current	7,768	7,365
Other long-term liabilities (including note payable to related party of $10,709 and $401 as of March 31, 2013 and December 31, 2012, respectively)	18,097	5,386
Total long-term liabilities	25,865	12,751
Total liabilities	238,621	211,006
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 73,699,739 and 72,675,265 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	737	727
Additional paid-in capital	556,232	535,853
Accumulated other comprehensive income	881	950
Accumulated deficit	(391,798)	(378,761)
Total equity	166,052	158,769
Total liabilities and total equity	$404,673	$369,775
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013		2012
Revenue:
Subscription and support		$73,960		$57,990
Professional services and other		17,669		11,329
Total revenue		91,629		69,319
Cost of revenue:
Subscription and support		12,315		9,211
Professional services and other		17,330		11,584
Total cost of revenue		29,645		20,795
Gross profit		61,984		48,524
Operating expenses:
Product development		16,650		11,090
Sales and marketing		46,752		35,579
General and administrative		11,745		8,979
Total operating expenses		75,147		55,648
Operating loss		(13,163)		(7,124)
Other income / (expense), net:
Interest income		22		50
Interest expense		(104)		(52)
Other expense, net		(143)		(53)
Total other income / (expense), net		(225)		(55)
Loss before income taxes		(13,388)		(7,179)
Provision for income taxes		(351)		531
Net loss		(13,037)		(7,710)
Net loss per common share, basic and diluted	$(0.18)		$(0.11)
Weighted average number of shares used in computing net loss per share	73,144		69,324

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(105)		213
Accumulated pension liability		33		—
Comprehensive loss		$(13,109)		$(7,497)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,037)	$(7,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,380	2,519
Amortization of other intangible assets	1,186	901
Provision for accounts receivable allowances	171	177
Stock-based compensation	15,120	10,883
Amortization of deferred commissions	12,599	11,042
Excess tax benefit on stock-based compensation	(70)	(100)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	1,878	(1,513)
Deferred commissions	(13,407)	(9,987)
Other current assets	(4,862)	(810)
Other assets	(589)	(226)
Accounts payable	658	616
Accrued compensation	(737)	(4,183)
Deferred revenue	10,990	8,626
Other current liabilities	2,287	528
Other long-term liabilities	(867)	(207)
Net cash provided by operating activities	14,700	10,556
Cash flows from investing activities:
Purchases of property and equipment	(3,162)	(2,392)
Capitalized internal use software	(472)	(228)
Cash paid in business combination, net of amounts received, and equity investment	(10,429)	—
Net cash used in investing activities	(14,063)	(2,620)
Cash flows from financing activities:
Payments under capital leases	(184)	(180)
Payments under capital leases and long-term debt - related party	(393)	(385)
RSUs acquired to settle employee withholding liability	(96)	(47)
Excess tax benefit on stock-based compensation	70	100
Proceeds from issuance of common stock	4,984	5,109
Net cash provided by financing activities	4,381	4,597
Effect of exchange rate changes on cash and cash equivalents	(224)	179
Net change in cash and cash equivalents	4,794	12,712
Cash and cash equivalents at beginning of period	185,859	141,448
Cash and cash equivalents at end of period	$190,653	$154,160
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$15	$22
Cash paid for interest to other parties	$6	$11
Cash paid for income taxes, net of tax refunds	$355	$383
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$12,428	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) software suites. In addition to financials/ERP software suites, the Company offers a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, South America and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2013 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013.

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

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

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

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing the Company's on-demand application suite and professional services associated with consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Subscription and support have standalone value because they are routinely sold separately by the Company. Professional services have standalone value because the Company has sold professional services separately and there are several third-party vendors that routinely provide similar professional services to its customers on a standalone basis.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2013 and December 31, 2012, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2013 and December 31, 2012, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
United States	$67,890	$50,930
International	23,739	18,389
Total revenue	$91,629	$69,319

Percentage of revenue generated outside of the United States	26%	27%

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2013 or 2012.

The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Intellectual Property Rights Indemnification

The Company’s arrangements include provisions indemnifying customers against liabilities if the Company's products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the three months ended March 31, 2013, the Company's product development operating expenses were reduced by approximately $616,000 for reimbursements of eligible operating expenses incurred during the period from January 1, 2013 to March 31, 2013. In the first quarter of 2012, the Company determined that the Czech government receivables were collectible and reduced operating expenses by $740,000 for reimbursements of eligible operating expenses incurred during the period from November 2010 to March 31, 2012. The Company did not receive any payments from the Czech Republic government during the three months ended March 31, 2013, but received $290,000 in payments from the Czech Republic government during the three months ended March 31, 2012. As of March 31, 2013, $1.4 million in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The Company accrues for the reimbursements as the eligible operating expenses are incurred.

Business Combination

On March 6, 2013, the Company completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments the Company's existing product development teams which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets and operating results of the WH are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to the next 24 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, the Company recorded $560,000 in operating expenses related to transaction costs associated with this business combination.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Critical estimates in valuing the intangible assets include but are not limited to the expected costs to recreate the assets, present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. Additionally, the Company recognized $1.1 million in federal and $204,000 in state deferred tax liabilities related to the acquired identifiable intangible assets which resulted in a $1.1 million decrease in the Company's income tax expense in the first quarter of 2013. The Company did not record any in-process research and development charges in connection with the acquisition.

The allocation of the WH consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Developed technology	$1,100
Customer relationships	2,100
Trademarks	200
Goodwill	9,721
Other assets / liabilities, net	189
Deferred income tax liabilities	$(1,322)
Total purchase price	$11,988

The Company will amortize the intangible assets on a straight-line basis over the following periods: trademarks, two years; customer relationships, four years and developed technology, three years. Comparative pro forma financial information for this acquisition has not been presented because WH is not material to the Company's consolidated results of operations.

The following table details the Company's goodwill activity during the three months ended March 31, 2013:

(dollars in thousands)
Beginning balance as of January 1, 2013	$35,661
Acquisition of WH in March 2013	9,721
Foreign currency adjustment	52
Ending balance as of March 31, 2013	$45,434

The Company does not have a history of goodwill impairments.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation gains and losses, net of tax, and an accumulated pension liability for employees located in the Philippines. There were no significant reclassification adjustments out of accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss.

Note 3. Financial Instruments

Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

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

As of March 31, 2013, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,487	$—	$—	$72,487	$72,467	$—	$—	$72,467
Foreign exchange contracts	—	412	$—	412	$—	$97	$—	97
Total	$72,487	$412	$—	$72,899	$72,467	$97	$—	$72,564

Liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$—	$231	$—	$231
Total	$—	$—	$—	$—	$—	$231	$—	$231

Restricted Cash

As of March 31, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, $541,000 in restricted cash. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as current other assets and $275,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2013, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $45.1 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2013 and December 31, 2012, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2013		December 31, 2012
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$7,253	$3,549	$7,188	$3,435
Australian dollar	9,552	4,715	9,360	4,793
Philippines peso	5,300	5,300	4,085	4,085
Euro	1,129	160	883	256
Canadian dollar	582	550	531	515
Japanese yen	1,340	—	1,260	—
Czech crown	3,465	1,920	3,440	1,895
Mexican peso	162	—	161	—
New Zealand dollar	157	—	73	—
Total	$28,940	$16,194	$26,981	$14,979

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$412	97	Other current liabilities	$—	$231
Total		$412	97		$—	$231

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Three Months Ended March 31,
Derivatives and forward contracts		2013	2012
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$442	$252
Total		$442	$252

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

Note 5. Stock-based Compensation
During the first quarter of 2012, the Company awarded certain executives and other key employees a total of 170,875 performance shares (“PS”) related to 2013. In the first quarter of 2013, the Company's Board of Directors ("BoD") set the performance metrics for these PS. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2013. These shares are subject to term vesting conditions. The PS fair value of $75.18 per share and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant, which is in the first quarter of 2013 when the performance metrics were set by the BoD, and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals is known at year end December 31, 2013.

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

During the three months ended March 31, 2013, the Company recorded approximately $1.1 million of additional net deferred tax liabilities related to the WH acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three months ended March 31, 2013 of approximately $1.1 million. Additionally, the Company recorded $204,000 in state deferred tax liabilities related to the WH acquisition that did not affect the Company's income tax expense for the three months ended March 31, 2013.

As of March 31, 2013, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $230,000 included primarily in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.2 million for Japan where it had a full valuation allowance as of March 31, 2013, reducing its carrying value to zero.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to the carry forward of net operating losses, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of the Company's significant foreign jurisdictions, the 2007 through 2012 tax years remain subject to examination by their respective tax authorities.

Note 7. Net Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, restricted stock units ("RSUs"), performance share units ("PSUs") and performance shares ("PS"). Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2013	2012
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(13,037)	$(7,710)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	73,144	69,324
Net loss per share of common stock, basic and diluted	$(0.18)	$(0.11)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2013	2012
	(Shares in thousands)
Options to purchase shares of common stock	2,414	4,180
Unvested RSUs, PSUs and PS awards	3,015	3,761
Total	5,429	7,941

Note 8. Related Party Transactions

On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company will pay $2.4 million for the support services from February 28, 2013 to February 27, 2014. The Company may renew support services for four subsequent annual periods for a fee of $4.3 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.00% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.
Future debt payments under notes payable (including $1.6 million in payments related to the May 10, 2010 second amendment) as of March 31, 2013 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2013	$2,651
2014	3,526
2015	3,119
2016	3,119
2017	3,119
Future debt payments	15,534
Amount representing interest	1,540
Present value of future debt payments	$13,994

During the three months ended March 31, 2013, the Company paid Oracle Financing $407,000, which included $396,000 related to software licenses and $11,000 related to interest. During the three months ended March 31, 2012, the Company paid Oracle Financing $1.0 million, which included $595,000 related to support services, $385,000 related to software licenses and $22,000 related to interest.

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technologies was acquired by Oracle Corporation. During the three months ended March 31, 2013 and 2012, the Company received payments totaling $123,000 and $112,000, respectively, from RightNow Technologies for services it performed. Additionally, during the three months ended March 31, 2012, the Company paid RightNow Technologies $76,000, for services it received or expects to receive.

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

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Revenue earned from related party	$594	$596
Accounts receivable	$759	$900
Fees NetSuite paid for services	$—	$49

Additional related party transactions entered into prior to December 31, 2012 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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
In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In December 2007, we went public. In 2008, we acquired OpenAir, and in 2009 we acquired QuickArrow Inc. ("QA"), both of which offer professional services automation and project portfolio management products. In 2012, we acquired Retail Anywhere, a point-of-sale ("POS") solution that is used by retail businesses.
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia, South America and Australia.
On February 28, 2013, we entered into a third amendment (the “Amendment”) to the ordering document (the “Ordering Document”) entered into with Oracle America, Inc. (“Oracle) on October 31, 2007. The Ordering Document provides for a 48 month extension of a license from Oracle to us which permits us to download an unlimited number of certain perpetual licenses and a specified number of other perpetual licenses for Oracle database and application server software. The Amendment provides that we will pay a one-time fee of $13.1 million to extend the term of this license from May 31, 2014 to May 31, 2018. The Ordering Document also provides for technical support services. We will pay $2.4 million for the support services from February 28, 2013 to February 27, 2014. We may renew Oracle support services for four subsequent annual periods for a fee of $4.3 million per year. The support services to be provided us by Oracle automatically renew unless we provide written notice of cancellation at least 60 days prior to the support renewal date. We financed the fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2% per annum with payments scheduled over the term of the Amendment.

In March 2013, we completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments our existing product development teams which allows us to expand our business capabilities in Ecommerce technology and services. The assets and operating results of the WH are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, we paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to the next 24 months following the close of the transaction as protection against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, we recorded $560,000 in operating expenses related to transaction costs associated with this business combination.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2013, we did not have any single customer that accounted for more than 3% of our revenue.

We are pursuing a number of strategies that we believe will enable us to continue to grow. The goals of those strategic objectives are to continue to move up market; to increase use of NetSuite as a platform; and to extend the verticalization of our product line. Although we have made progress towards our goals in recent periods, there are still many areas where we believe that we can continue to grow. To achieve these goals, we are focused on the following initiatives:

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

We sell our application suite pursuant to subscription agreements. For the most part, the duration of subscription and support agreements is 12 to 36 months. We rely in part on a large percentage of our customers to renew their agreements to drive our revenue growth. Our customers have no obligation to renew their subscriptions after the expiration of their subscription period.

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2013, we had deferred revenue of $172.3 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
United States	$67,890	$50,930
International	23,739	18,389
Total revenue	$91,629	$69,319

Percentage of revenue generated outside of the United States	26%	27%

Employees

The number of full-time employees as of March 31, 2013 was 1,953 as compared to 1,778 at December 31, 2012 and 1,336 at March 31, 2012. As of March 31, 2013, our headcount included 583 employees in sales and marketing; 750 employees in operations, professional services, training and customer support; 424 employees in product development; and 196 employees in a general and administrative capacity.

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

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. Recruiting costs are systematically allocated the respective departments that utilize recruiting services during the period. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
We expect cost of revenue to increase over the near term; however, it could fluctuate period to period depending on the growth of our professional services business.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. Since the first quarter of 2012, we have reduced our product development expense for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.
We expect product development expenses to increase in absolute dollars as we continue to extend our service offerings internationally and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.

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
We believe we have sufficient sales and marketing staff to meet our revenue goals for the remainder of 2013. We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars for the remainder of 2013.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
We expect our general and administrative expenses to increase in terms of absolute dollars for the remainder of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed on February 28, 2013 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Revenue:
Subscription and support	$73,960	$57,990
Professional services and other	17,669	11,329
Total revenue	91,629	69,319
Cost of revenue (1):
Subscription and support	12,315	9,211
Professional services and other	17,330	11,584
Total cost of revenue	29,645	20,795
Gross profit	$61,984	$48,524
Gross margin	68%	70%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$1,127	$904
Professional services and other	1,846	1,173
	$2,973	$2,077

Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenue for the three months ended March 31, 2013 increased $22.3 million, or 32%, compared to the same period in 2012.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2013 increased $16.0 million, or 28%, compared to the same period in 2012. The increase was primarily the result of a $12.5 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $3.5 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2013 increased $6.3 million, or 56%, compared to the same period in 2012. The increase was primarily the result of a $10.4 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $4.1 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013.

Revenue generated outside of the United States was $23.7 million, or 26%, of our total revenue for the three months ended March 31, 2013 as compared to $18.4 million, or 27%, for the same period in 2012. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia and the United Kingdom.

Cost of revenue for the three months ended March 31, 2013 increased $8.9 million, or 43%, compared to the same period in 2012.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2013 increased $3.1 million, or 34%, compared to the same period in 2012. The increase was primarily due to a $1.7 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $1.4 million due to an increase in support costs, depreciation and other operational costs associated with an increase in our data center capacity and activity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2013 increased $5.7 million, or 50%, compared to the same period in 2012. The increase was primarily the result of a $4.6 million increase in personnel costs, a $585,000 increase in fees related to outsourced consulting services and a $467,000 increase in allocated overhead expenses and other operational expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. Headcount increased as result of an increase in the demand for our professional services and the small company acquisitions in 2012. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. Allocated overhead expense and other operational expenses increased due to higher overhead and other costs.

Our gross margin decreased slightly to 68% during the three months ended March 31, 2013 from 70% during the same period in 2012. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the three months ended March 31, 2013 when compared to the same period in 2012, so our increase in total revenue did not increase the gross margin percentage. Additionally, our subscription and support services gross margin has been negatively affected by additional costs to increase capacity and enhance performance at our data centers.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$16,650	18%	$11,090	16%
Sales and marketing	46,752	51%	35,579	51%
General and administrative	11,745	13%	8,979	13%
Total operating expenses	$75,147	82%	$55,648	80%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs for business combinations as follows:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Product development	$4,848	$3,207
Sales and marketing	5,175	3,958
General and administrative	3,946	2,554
Total	$13,969	$9,719

Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Product development expenses for the three months ended March 31, 2013 increased $5.6 million, or 50%, as compared to the same period in 2012. The increase was primarily the result of a $5.1 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, allocated overhead expenses and other operational expenses increased by $444,000 primarily due to an increase in overhead costs such as facility costs, information technology costs and recruiting costs, and an increase in costs allocated to product development expense due to an increase in headcount.

Sales and marketing expenses for the three months ended March 31, 2013 increased $11.2 million, or 31%, as compared to the same period in 2012. The increase was primarily the result of a $7.6 million increase in personnel costs, a $1.9 million increase in marketing expenses and an $1.7 million increase in allocated overhead expenses and other operating expenses, net. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $947,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing expenses increased by $1.9 million primarily due to an increase in on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding. Our allocated overhead expenses and other operation expenses increased due to an increase in overhead costs such as facility costs, information technology costs and recruiting costs, and an increase in amortization expense associated with the small companies purchased in 2012.

General and administrative expenses for the three months ended March 31, 2013 increased $2.8 million, or 31%, as compared to the same period in 2012. The increase was primarily the result of a $1.6 million increase in personnel costs, a $727,000 increase in other operational costs and $560,000 in business combination costs incurred in connection with the acquisition of WH in March 2013. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $780,000 increase in stock-based compensation costs resulting primarily from the vesting of executive performance shares, the issuance of annual equity awards and equity awards to new employees. Other operational costs increased primarily due to an increase in costs related to general administrative expenses such as outside legal services, insurance and depreciation and amortization expenses. We also experienced a $2.2 million increase in overhead expenses that were allocated to other departments due to an increase in costs such as facility costs, information technology costs and recruiting costs.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$22	—%	$50	—%
Interest expense	(104)	—%	(52)	—%
Other expense, net	(143)	—%	(53)	—%
Provision for income taxes	(351)	—%	531	1%

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. See Note to the condensed consolidated financial statements.
Liquidity and Capital Resources

As of March 31, 2013, our primary sources of liquidity were our cash and cash equivalents totaling $190.7 million and $62.8 million in accounts receivable, net of allowance.

In the three months ended March 31, 2013, cash flows from operations were $14.7 million.

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

As of March 31, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, $541,000 in total restricted cash. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as current other assets and $275,000 is classified as long-term other assets.

As of March 31, 2013, we had an accumulated deficit of $391.8 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$14,700	$10,556
Net cash used in investing activities	(14,063)	(2,620)
Net cash provided by financing activities	4,381	4,597
Effect of exchange rate changes on cash and cash equivalents	(224)	179
Net change in cash and cash equivalents	$4,794	$12,712

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of an increase in revenue and deferred revenue, a decrease in accounts receivables offset by an increase in commissions paid.

Cash used in investing activities during the three months ended March 31, 2013 increased from the same period in 2012 primarily due to a $9.9 million cash payment, net of cash acquired, for the acquisition of WH in the first quarter of 2013, a $500,000 equity investment in a small Ecommerce company, a $770,000 increase in capital expenditures for property and equipment and a $244,000 increase in capitalized product development costs.

Cash provided by financing activities for the three months ended March 31, 2013 decreased from the same period in 2012 due to reduction in proceeds received from employee stock option exercises.

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

On February 28, 2013, we entered into a third amendment (the “Amendment”) with Oracle America, Inc. (“Oracle) to extend our access to certain perpetual licenses for our Oracle database and application server software. At the inception of the Agreement, we will pay a $13.1 million one-time fee for the 48 month extension period, May 31, 2014 to May 2018. From May 31, 2013 to May 31, 2014, we will also pay $2.4 million in support costs. We may renew Oracle support services for four subsequent annual periods for a fee of $4.3 million per year. We financed the fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2% per annum with payments scheduled over the term of the Amendment.

During the first quarter of 2013, we entered into the fourth amendment to our San Mateo, California corporate office lease. The fourth amendment expands our office space at the leased facilities. We will pay $4.1 million, net of $69,000 in lease incentives, over the lease term, February 2013 to August 2019, for the additional office space.

During the first quarter of 2013, we entered into the second amendment to our Sydney, Australia office lease. The second amendment expands our office space at the leased facility. We will pay $1.5 million, net of $296,000 in lease incentives, over the lease term, February 2013 to August 2019, for the additional office space. Over the lease term, we will recognize ratably a total of $280,000 in operating expenses to restore the office space to its original condition upon the lease termination date.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $190.7 million as of March 31, 2013. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2013, the U.S. dollar strengthened against the foreign currencies which our invoicing and operational expenses are denominated by less than 1% when compared to the same period in the prior year. For the three months ended March 31, 2013, the fluctuation in foreign currency rates negatively affected our income by approximately $73,000.

During the three months ended March 31, 2013, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of March 31, 2013 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2013, our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $13.0 million for the three months ended March 31, 2013. As of that date, our accumulated deficit was $391.8 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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
We market and sell our application suite to medium-sized businesses and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining medium-sized businesses can be more difficult than selling to and retaining large enterprises because medium-sized business customers:

•are more price sensitive;
•are more difficult to reach with broad marketing campaigns;
•have high churn rates in part because of the nature of their businesses;
•often lack the staffing to benefit fully from our application suite’s rich feature set; and
•often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

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

We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 1,953 as of March 31, 2013.
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
Because we are a global organization and our long‑term success depends, in part, on our ability to expand our sales and operations outside of the United States, our business is susceptible to risks associated with international sales and operations.
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

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service, and new errors in our existing service may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:
•a reduction in sales or delay in market acceptance of our services;
•sales credits or refunds to our customers;
•loss of existing customers and difficulty in attracting new customers;
•diversion of development resources;
•harm to our reputation; and
•increased warranty and insurance costs.
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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the quarter ended March 31, 2013, we recorded $616,000 in expected expense reimbursements through this program for expenses incurred during the first quarter of 2013. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. As of March 31, 2013, $1.4 million in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

We have undertaken acquisitions during the quarter ended March 31, 2013 and in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.
We may in the future seek to acquire or invest in additional businesses, products, technologies or other assets. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time‑consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 43.0% of our common stock as of March 31, 2013. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 50.0% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2013, we had a total of 73,699,739 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 57.0% of our outstanding shares as of March 31, 2013, are freely tradable, subject to our quarterly black-out periods that apply to shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

10.1
Fourth Amendment to the Office Lease Agreement by and between NetSuite Inc. and EOP- Peninsula Office Park, L.L.C. dated February 1, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 5, 2013).

10.2
Amendment Three to the Ordering Document between NetSuite Inc. and Oracle America, Inc. dated February 28, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 6, 2013).

10.3	Letter Agreement between NetSuite Inc. and James Ramsey dated April 19, 2013 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on April 22, 2013).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	May 1, 2013	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer