Form 10-Q
period 2013-06-30
NETSUITE INC
filed 2013-08-02
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes ☐ No ☒

On July 29, 2013, 74,182,630 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$454,895	$185,859
Accounts receivable, net of allowances of $533 and $701 as of June 30, 2013 and December 31, 2012, respectively	62,377	64,861
Deferred commissions	27,570	26,959
Other current assets	17,945	9,049
Total current assets	562,787	286,728
Property and equipment, net	42,159	27,210
Deferred commissions, non-current	5,432	4,784
Goodwill	63,378	35,661
Other intangible assets, net	21,423	12,420
Other assets	9,106	2,972
Total assets	$704,285	$369,775
Liabilities and total equity
Current liabilities:
Accounts payable	$6,824	$3,476
Deferred revenue	171,571	154,051
Accrued compensation	17,809	18,806
Accrued expenses	14,005	11,974
Other current liabilities (including note payable to related party of $2,959 and $1,584 as of June 30, 2013 and December 31, 2012, respectively)	13,798	9,948
Total current liabilities	224,007	198,255
Long-term liabilities:
Convertible 0.25% senior notes, net	248,363	—
Deferred revenue, non-current	9,293	7,365
Other long-term liabilities (including note payable to related party of $10,043 and $401 as of June 30, 2013 and December 31, 2012, respectively)	20,426	5,386
Total long-term liabilities	278,082	12,751
Total liabilities	502,089	211,006
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 74,108,239 and 72,675,265 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	741	727
Additional paid-in capital	613,557	535,853
Accumulated other comprehensive income	86	950
Accumulated deficit	(412,188)	(378,761)
Total equity	202,196	158,769
Total liabilities and total equity	$704,285	$369,775
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2013		2012		2013		2012
Revenue:
Subscription and support		$154,199		$119,039		$80,239		$61,049
Professional services and other		38,426		24,989		20,757		13,660
Total revenue		192,625		144,028		100,996		74,709
Cost of revenue:
Subscription and support		25,826		19,842		13,511		10,631
Professional services and other		37,225		24,007		19,895		12,423
Total cost of revenue		63,051		43,849		33,406		23,054
Gross profit		129,574		100,179		67,590		51,655
Operating expenses:
Product development		35,446		24,368		18,796		13,277
Sales and marketing		100,712		73,140		53,960		37,561
General and administrative		25,174		18,876		13,429		9,897
Total operating expenses		161,332		116,384		86,185		60,735
Operating loss		(31,758)		(16,205)		(18,595)		(9,080)
Other income / (expense), net:
Interest income		40		92		18		42
Interest expense		(1,427)		(103)		(1,323)		(51)
Other expense, net		(182)		(114)		(39)		(61)
Total other income / (expense), net		(1,569)		(125)		(1,344)		(70)
Loss before income taxes		(33,327)		(16,330)		(19,939)		(9,150)
Provision for income taxes		100		1,293		451		763
Net loss		$(33,427)		$(17,623)		(20,390)		(9,913)
Net loss per common share, basic and diluted	$(0.45)		$(0.25)		$(0.28)		$(0.14)
Weighted average number of shares used in computing net loss per share	73,547		69,847		73,946		70,370

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(929)		(212)		(824)		(424)
Accumulated pension liability		65		2		32		1
Comprehensive loss		$(34,291)		$(17,833)		$(21,182)		$(10,336)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(33,427)	$(17,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,208	5,208
Amortization of other intangible assets	2,887	2,266
Amortization of debt discount and transaction costs	1,056	—
Provision for accounts receivable allowances	358	303
Stock-based compensation	35,266	23,407
Amortization of deferred commissions	25,839	21,981
Excess tax benefit on stock-based compensation	(195)	(199)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	2,849	(5,538)
Deferred commissions	(27,098)	(20,943)
Other current assets	(7,511)	152
Other assets	(484)	(174)
Accounts payable	3,227	1,025
Accrued compensation	(590)	(3,064)
Deferred revenue	19,595	18,326
Other current liabilities	691	937
Other long-term liabilities	590	(328)
Net cash provided by operating activities	30,261	25,736
Cash flows from investing activities:
Purchases of property and equipment	(7,131)	(5,026)
Capitalized internal use software	(1,276)	(853)
Cash paid in business combination, net of amounts received, and equity investment	(33,003)	(3,853)
Net cash used in investing activities	(41,410)	(9,732)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	310,000	—
Payments of issuance costs on convertible 0.25% senior notes	(7,750)	—
Payments under capital leases	(370)	(360)
Payments under capital leases and long-term debt - related party	(1,366)	(772)
Payments to repurchase common stock	(30,000)	—
RSUs acquired to settle employee withholding liability	(123)	(111)
Excess tax benefit on stock-based compensation	195	199
Proceeds from issuance of common stock	10,725	7,934
Net cash provided by financing activities	281,311	6,890
Effect of exchange rate changes on cash and cash equivalents	(1,126)	137
Net change in cash and cash equivalents	269,036	23,031
Cash and cash equivalents at beginning of period	185,859	141,448
Cash and cash equivalents at end of period	$454,895	$164,479
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$157	$39
Cash paid for interest to other parties	$11	$21
Cash paid for income taxes, net of tax refunds	$695	$720
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$11,805	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, the Company offers a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, South America and Australia.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six and three months ended June 30, 2013 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2013 and December 31, 2012, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2013 and December 31, 2012, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
United States	$143,702	$105,940	$75,812	$55,011
International	48,923	38,088	25,184	19,698
Total revenue	$192,625	$144,028	$100,996	$74,709

Percentage of revenue generated outside of the United States	25%	26%	25%	26%

No single country outside the United States represented more than 10% of revenue during the six and three months ended June 30, 2013 or 2012.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the six and three months ended June 30, 2013, the Company's product development operating expenses were reduced by approximately by $1.2 million and $630,000, respectively, for reimbursement of eligible operating expenses incurred during the period from January 1, 2013 to June 30, 2013. In the first quarter of 2012, the Company determined that the Czech government receivables were collectible and began to reduce operating expenses. During the six and three months ended June 30, 2012, the Company's product development operating expenses were reduced by approximately by $1.0 million and $262,000, respectively, for reimbursements of eligible operating expenses incurred during the period from November 2010 to June 30, 2012. During the six and three months ended June 30, 2013, the Company received $614,000 from the Czech Republic government. During the six months ended June 30, 2012, the Company received $290,000 in payments from the Czech Republic government. As of June 30, 2013, $1.4 million in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The Company accrues for the reimbursements as the eligible operating expenses are incurred.

Business Combination

On May 3, 2013, the Company completed the purchase of all the outstanding equity of Order Motion ("OM"). OM provides online eCommerce Order Management Services (“OMS”) that performs the back-end process for eCommerce web stores. The OM product augments the Company's existing product offering, which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets and operating results of OM are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid the former owners $23.5 million in cash. Additional consideration of $3.5 million in cash is being withheld up to the next 15 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. The Company also withheld $1.1 million as indemnification against losses the Company may incur from certain tax related matters of OM. This consideration is restricted until the Company determines that the matters have been properly settled. During the second quarter of 2013, the Company recorded $311,000 in employee termination costs and $1.1 million in operating expenses related to transaction costs associated with this business combination.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the with-and-without excess earnings for customer relationships, relief of royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development charges in connection with the acquisition.

The allocation of the OM consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Cash	$1,069
Accounts receivable	804
Developed technology	5,100
Customer relationships	3,000
Trademarks	400
Goodwill	18,176
Other assets / liabilities, net	(433)
Total purchase price	$28,116

The Company will amortize the intangible assets on a straight-line basis over the following periods: developed technology, four years, customer relationships, four years and trademarks, two years. The Company is also undertaking an analysis of certain tax matters associated with the OM acquisition which could result in an adjustment to the acquisition price allocation. The allocation of the consideration may be adjusted upon settlement of these matters. Comparative pro forma financial information for this acquisition has not been presented because OM is not material to the Company's consolidated results of operations.

On March 6, 2013, the Company completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments the Company's existing product development teams, which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets and operating results of the WH are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to the next 24 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, the Company recorded $560,000 in operating expenses related to transaction costs associated with this business combination.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the expected costs to recreate the assets, present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. Additionally, the Company recognized $1.1 million in federal and $204,000 in state deferred tax liabilities related to the acquired identifiable intangible assets which resulted in a $1.1 million decrease in the Company's income tax expense in the first quarter of 2013. The Company did not record any in-process research and development charges in connection with the acquisition.

The allocation of the WH consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Developed technology	$1,100
Customer relationships	2,100
Trademarks	200
Goodwill	9,721
Other assets / liabilities, net	189
Deferred income tax liabilities	(1,322)
Total purchase price	$11,988

The Company will amortize the intangible assets on a straight-line basis over the following periods: trademarks, two years; customer relationships, four years and developed technology, three years. Comparative pro forma financial information for this acquisition has not been presented because WH is not material to the Company's consolidated results of operations.

The following table details the Company's goodwill activity during the six months ended June 30, 2013:

(dollars in thousands)
Beginning balance as of January 1, 2013	$35,661
Acquisition of WH in March 2013	9,721
Acquisition of OM in May 2013	18,176
Foreign currency adjustment	(180)
Ending balance as of June 30, 2013	$63,378

The Company does not have a history of goodwill impairments.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses, net of tax, and an accumulated pension liability for employees located in the Philippines. There were no significant reclassification adjustments out of accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss.

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

As of June 30, 2013, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and cash equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,503	$—	$—	$72,503	$72,467	$—	$—	$72,467
Foreign exchange contracts	—	734	$—	734	$—	$97	$—	97
Total	$72,503	$734	$—	$73,237	$72,467	$97	$—	$72,564

Liabilities:
Foreign exchange contracts	$—	$30	$—	$30	$—	$231	$—	$231
Total	$—	$30	$—	$30	$—	$231	$—	$231

Restricted Cash

As of June 30, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, restricted cash was $541,000. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as other current assets and $275,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2013, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $93.8 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2013 and December 31, 2012, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2013		December 31, 2012
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$6,780	$3,614	$7,188	$3,435
Australian dollar	9,833	5,770	9,360	4,793
Philippines peso	5,880	5,880	4,085	4,085
Euro	1,531	508	883	256
Canadian dollar	683	355	531	515
Japanese yen	1,535	—	1,260	—
Czech crown	3,615	2,380	3,440	1,895
Mexican peso	168	—	161	—
New Zealand dollar	159	—	73	—
Total	$30,184	$18,507	$26,981	$14,979

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$734	97	Other current liabilities	$30	$231
Total		$734	97		$30	$231

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2013	2012	2013	2012
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$1,137	$417	$695	$165
Total		$1,137	$417	$695	$165

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

Note 6. Debt

0.25% Convertible Senior Notes
In June 2013, the Company issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 (the “Notes”). Interest is payable semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2013.
The Notes are governed by an indenture dated as of June 4, 2013, between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Notes are unsecured and rank senior in right of payment to the Company's future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated. The Notes are effectively subordinated in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, liabilities incurred by our subsidiaries including trade payables, and preferred stock of the Company.
Upon conversion, the Company may choose to pay or deliver, as the case may be, either cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. If converted, holders will receive, at the Company's election, cash and/or shares of the Company's common stock for the principal amount of the Notes and any amounts in excess of the principal amounts. The Company intends to settle the principal amount of the Notes with cash if converted.
The initial conversion rate is 8.6133 shares of the Company's common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $116.10 per share of the Company's common stock and represents a conversion premium of approximately 35% based on the last reported sale price of the Company's common stock of $86.00 on May 29, 2013, the date the Notes offering was priced. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note unless the conversion date occurs after a regular record date related to the Notes and prior to the related interest payment date. At any time prior to the close of business on the business day immediately preceding March 1, 2018, holders may convert their Notes at their option only under the following circumstances:

●
during any calendar quarter commencing after the calendar quarter ending on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

●
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

●	upon the occurrence of certain corporate transactions described in the indenture governing the Notes.

On and after March 1, 2018 until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. If a make-whole fundamental change (as defined in the Indenture governing the Notes) occurs when the Company's stock price is between $86.00 and $275.00 per share and a holder elects to convert its Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as provided for in the Indenture governing the Notes.
As of June 30, 2013, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of any event that constitutes a fundamental change (as defined in the Indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense using the effective interest method over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component are included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $6.5 million as of June 30, 2013. The Notes consisted of the following as of June 30, 2013:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(61,637)
Net carrying amount	$248,363

Fair value - level 2	$316,789

(1) Included in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million in equity issuance costs.

The Notes are carried at face value less any unamortized debt discount and also require disclosure of an estimate of fair value. The Company considers the fair value of the Notes at each balance sheet date to be a level 2 measurement because it is determined based on a recent quoted market price or dealer quote for the Notes. The Notes quoted market price or dealer quote is based on the trading price of the Company's common stock and market activity that is less than an active exchange.
As of June 30, 2013, the remaining life of the Notes is approximately 5 years.
The following table sets forth total interest expense recognized related to the Notes during the six and three months ended June 30, 2013:

(in thousands)
Contractual interest expense	$65
Amortization of debt issuance costs	110
Amortization of debt discount	946
Total	$1,121

Effective interest rate	5.4%
In connection with issuing at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018, our Board of Directors approved the use of $30.0 million of the net proceeds to repurchase 348,837 shares of our common stock for $30.0 million or $86.00 per share. The Company has since retired these shares.

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

During the six months ended June 30, 2013, the Company recorded approximately $1.1 million of additional net deferred tax liabilities related to the WH acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the six months ended June 30, 2013 of approximately $1.1 million. Additionally, the Company recorded $204,000 in state deferred tax liabilities related to the WH acquisition that did not affect the Company's income tax expense for the six months ended June 30, 2013.

As of June 30, 2013, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $400,000 included primarily in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.3 million for Japan where it had a full valuation allowance as of June 30, 2013, reducing its carrying value to zero.

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

Note 8. Net Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, restricted stock units ("RSUs"), performance share units ("PSUs"), performance shares ("PS") and convertible debt shares. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(33,427)	$(17,623)	$(20,390)	$(9,913)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	73,547	69,847	73,946	70,370
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.25)	$(0.28)	$(0.14)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Shares in thousands)
Options to purchase shares of common stock	2,379	3,988	2,345	3,795
Unvested RSUs, PSUs and PS awards	3,165	3,884	3,313	4,005
Total	5,544	7,872	5,658	7,800

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the six and three months ended June 30, 2013, the Company's weighted average common stock price was below the Notes conversion price.

Note 9. Related Party Transactions

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
Future debt payments under notes payable (including $1.2 million in payments related to the May 10, 2010 second amendment) as of June 30, 2013 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2013	$1,520
2014	3,522
2015	3,119
2016	3,119
2017	3,119
Future debt payments	14,399
Amount representing interest	1,397
Present value of future debt payments	$13,002

The following table details payments to Oracle USA and Oracle Credit Corporation:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
License fee	$1,366	$772	973	$387
Support	1,193	1,200	1,190	598
Interest	157	39	144	17
Total paid	$2,716	$2,011	$2,307	$1,002

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technologies was acquired by Oracle Corporation. In the second quarter of 2013, the Company purchased $92,000 in services from RightNow Technologies. During the six and three months ended June 30, 2013 and 2012, the Company received payments totaling $123,000 and $112,000, respectively, from RightNow Technologies for services it performed. During six and three months ended June 30, 2012, the Company paid RightNow Technologies $110,000 and $76,000, respectively, for services it received or expects to receive.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue earned from related party	$934	$1,102	$372	$506
Accounts receivable	$199	$257	$199	$257
Fees NetSuite paid for services	$397	$82	$397	$33

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

Overview

NetSuite Inc. ("NetSuite" or the "Company" is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including accounting, Customer Relationship Management (“CRM”), Professional Services Automation (“PSA”) and Ecommerce that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
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
In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 (the “Notes”). Interest is payable semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2013. The initial conversion rate is 8.6133 shares of our common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $116.10 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $86.00 on May 29, 2013, the date the Notes offering was priced.
In connection with issuing the Notes, our Board of Directors approved the use of $30.0 million of the Note proceeds to repurchase 348,837 shares of our common stock for $86.00 per share. We have since repurchased and retired these shares. We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services, technologies and capital expenditures.
On May 3, 2013, we completed the purchase of all the outstanding equity of Order Motion ("OM"). OM provides online eCommerce Order Management Services that performs the back-end process for eCommerce web stores. The OM product augments our existing product offering which allows us to expand our business capabilities in Ecommerce technology and services. The assets and operating results of the OM are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, we paid the former owners $23.5 million in cash. Additional consideration of $3.5 million in cash is being withheld up to the next 15 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. We also withheld $1.1 million as indemnification against losses the Company may incur from certain tax related matters of OM. This consideration is restricted until we determine that the matters have been properly settled. During the second quarter of 2013, we recorded $311,000 in employee termination costs and $1.1 million in operating expenses related to transaction costs associated with this business combination.
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
In March 2013, we completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments our existing product development teams which allows us to expand our business capabilities in Ecommerce technology and services. The assets and operating results of the WH are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, we paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to the next 24 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, we recorded $560,000 in operating expenses related to transaction costs associated with this business combination.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six and three months ended June 30, 2013, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2013, we had deferred revenue of $180.9 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
United States	$143,702	$105,940	$75,812	$55,011
International	48,923	38,088	25,184	19,698
Total revenue	$192,625	$144,028	$100,996	$74,709

Percentage of revenue generated outside of the United States	25%	26%	25%	26%

Employees

The number of full-time employees as of June 30, 2013 was 2,138 as compared to 1,778 at December 31, 2012 and 1,487 at June 30, 2012. As of June 30, 2013, our headcount included 645 employees in sales and marketing; 806 employees in operations, professional services, training and customer support; 472 employees in product development; and 215 employees in a general and administrative capacity.

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

We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. Recruiting costs are systematically allocated to the respective departments that utilize recruiting services during the period. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
We expect cost of revenue to increase in absolute dollars over the near term; however, it could fluctuate period to period depending on the growth of our professional services business.

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

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and IT, facility and recruiting costs allocated to other departments.
We expect our general and administrative expenses to increase in terms of absolute dollars for the remainder of 2013.

Income Taxes

Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for state and foreign income taxes and the federal benefit recorded as part of the WH acquisition in the first quarter of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed on February 28, 2013 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue:
Subscription and support	$154,199	$119,039	$80,239	$61,049
Professional services and other	38,426	24,989	20,757	13,660
Total revenue	192,625	144,028	100,996	74,709
Cost of revenue (1):
Subscription and support	25,826	19,842	13,511	10,631
Professional services and other	37,225	24,007	19,895	12,423
Total cost of revenue	63,051	43,849	33,406	23,054
Gross profit	$129,574	$100,179	$67,590	$51,655
Gross margin	67%	70%	67%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$2,715	$2,388	$1,588	$1,484
Professional services and other	4,298	2,677	2,452	1,504
	$7,013	$5,065	$4,040	$2,988

Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

Revenue for the six months ended June 30, 2013 increased $48.6 million, or 34%, compared to the same period in 2012.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2013 increased $35.2 million, or 30%, compared to the same period in 2012. The increase was primarily the result of a $26.4 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $8.8 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2013 increased $13.4 million, or 54%, compared to the same period in 2012. The increase was primarily the result of a $22.1 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $8.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013.

Revenue generated outside of the United States was $48.9 million, or 25%, of our total revenue for the six months ended June 30, 2013 as compared to $38.1 million, or 26%, for the same period in 2012. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia and the United Kingdom.

Cost of revenue for the six months ended June 30, 2013 increased $19.2 million, or 44%, compared to the same period in 2012.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2013 increased $6.0 million, or 30%, compared to the same period in 2012. The increase was primarily due to a $3.4 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $3.0 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2012 and 2013 business acquisitions and other operational costs associated with an increase in our data center capacity and activity. These data center and other cost increases were offset by a decrease in amortization expense due to certain intangible assets becoming fully amortized and a $401,000 charge related to the impairment of a developed technology intangible asset that occurred in 2012 that did not occur in 2013.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2013 increased $13.2 million, or 55%, compared to the same period in 2012. The increase was primarily the result of a $9.8 million increase in personnel costs, a $2.6 million increase in fees related to outsourced consulting services and a $768,000 increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. Headcount increased as a result of an increase in the demand for our professional services and the small company acquisitions in 2012. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. IT, facility and other operating expenses related to our professional services increased by $768,000 due to an increase in vendor costs and an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the six months ended June 30, 2013 from 70% during the same period in 2012. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the six months ended June 30, 2013 when compared to the same period in 2012. .

Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Revenue for the three months ended June 30, 2013 increased $26.3 million, or 35%, compared to the same period in 2012.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2013 increased $19.2 million, or 31%, compared to the same period in 2012. The increase was primarily the result of a $13.9 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $5.3 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2013 increased $7.1 million, or 52%, compared to the same period in 2012. The increase was primarily the result of a $11.7 million increase in revenue resulting from the acquisition of new customers and an increase in productivity. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules, which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $4.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013.

Revenue generated outside of the United States was $25.2 million, or 25%, of our total revenue for the three months ended June 30, 2013 as compared to $19.7 million, or 26%, for the same period in 2012. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia and the United Kingdom.

Cost of revenue for the three months ended June 30, 2013 increased $10.4 million, or 45%, compared to the same period in 2012.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2013 increased $2.9 million, or 27%, compared to the same period in 2012. The increase was primarily due to a $1.6 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $1.7 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2012 and 2013 business acquisitions and other operational costs associated with an increase in our data center capacity and activity. These data center and other cost increases were offset by a decrease in amortization expense due to certain intangible assets becoming fully amortized and a $401,000 charge related to the impairment of a developed technology intangible asset that occurred in 2012 that did not occur in 2013.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2013 increased $7.5 million, or 60%, compared to the same period in 2012. The increase was primarily the result of a $5.2 million increase in personnel costs, a $2.0 million increase in fees related to outsourced consulting services and a $300,000 increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. Headcount increased as a result of an increase in the demand for our professional services and the small company acquisitions in 2012. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. IT, facility and other operating expenses related to our professional services increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the three months ended June 30, 2013 from 69% during the same period in 2012. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the three months ended June 30, 2013 when compared to the same period in 2012.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six Months Ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$35,446	18%	$24,368	17%
Sales and marketing	100,712	52%	73,140	51%
General and administrative	25,174	13%	18,876	13%
Total operating expenses	$161,332	84%	$116,384	81%

	Three Months Ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$18,796	19%	$13,277	18%
Sales and marketing	53,960	53%	37,561	50%
General and administrative	13,429	13%	9,897	13%
Total operating expenses	$86,185	85%	$60,735	81%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and employee termination costs and transaction costs associated with business combinations as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Product development	$11,190	$7,267	$6,342	$4,060
Sales and marketing	12,554	8,162	7,379	4,204
General and administrative	9,559	5,969	5,613	3,415
Total	$33,303	$21,398	$19,334	$11,679

Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

Product development expenses for the six months ended June 30, 2013 increased $11.1 million, or 45%, as compared to the same period in 2012. The increase was primarily the result of a $10.3 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $3.9 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $750,000 due to an increase in vendor costs and an increase in other costs incurred to grow our business.

Sales and marketing expenses for the six months ended June 30, 2013 increased $27.6 million, or 38%, as compared to the same period in 2012. The increase was primarily the result of a $19.1 million increase in personnel costs, a $4.7 million increase in marketing expenses and an $3.8 million increase in IT, facility and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $3.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing expenses increased primarily due to a $3.6 million increase in on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding. IT, facility, recruiting and other professional services costs increased due to an increase in vendor costs and an increase in costs incurred to grow our business. Also included in other operating expenses is an increase in amortization expense resulting from customer relationship intangible assets acquired through our business acquisitions in 2012 and during the six months ended June 30, 2013.

General and administrative expenses for the six months ended June 30, 2013 increased $6.3 million, or 33%, as compared to the same period in 2012. The increase was primarily the result of a $4.3 million increase in personnel costs and a $2.1 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $2.4 million increase in stock-based compensation costs resulting primarily from the vesting of executive performance shares, the issuance of annual equity awards and equity awards to new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services, insurance, depreciation and amortization expenses. Other operational costs also include $1.7 million in transaction costs related to the acquisition of WH and OM during the six months ended June 30, 2013. We also experienced a $4.2 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments. The increase in allocated expenses was partially offset by a $563,000 credit received from a facility owner during the second quarter of 2013.

Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Product development expenses for the three months ended June 30, 2013 increased $5.5 million, or 42%, as compared to the same period in 2012. The increase was primarily the result of a $5.2 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $2.3 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $306,000 due to an increase in vendor costs and an increase in other costs incurred to grow our business.

Sales and marketing expenses for the three months ended June 30, 2013 increased $16.4 million, or 44%, as compared to the same period in 2012. The increase was primarily the result of a $11.5 million increase in personnel costs, a $2.8 million increase in marketing expenses and an $2.1 million increase in IT, facility and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $2.7 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing expenses increased primarily due to a $2.0 million increase in on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding. IT, facility, recruiting and other professional services costs increased due to an increase in vendor costs and an increase in costs incurred to grow our business. Also included in other operating expenses is an increase in amortization expense resulting from customer relationship intangible assets acquired through our business acquisitions in 2012 and during the six months ended June 30, 2013.

General and administrative expenses for the three months ended June 30, 2013 increased $3.5 million, or 36%, as compared to the same period in 2012. The increase was primarily the result of a $2.7 million increase in personnel costs and a $890,000 increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $1.6 million increase in stock-based compensation costs resulting primarily from the vesting of executive performance shares, the issuance of annual equity awards and equity awards to new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services, insurance, depreciation and amortization expenses. Other operational costs also included $1.1 million in transaction costs related to the acquisition of OM in May 2013. We also experienced a $2.0 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments. The increase in allocated expenses was partially offset by a $563,000 credit received from a facility owner.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Six Months Ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$40	—%	$92	—%
Interest expense	(1,427)	(1)%	(103)	—%
Other expense, net	(182)	—%	(114)	—%
Provision for income taxes	100	—%	1,293	1%

	Three Months Ended June 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$18	—%	$42	—%
Interest expense	(1,323)	(1)%	(51)	—%
Other expense, net	(39)	—%	(61)	—%
Provision for income taxes	451	—%	763	1%

In connection with the issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013, we recorded one month of interest costs totaling $1.1 million related to amortization of debt discount, coupon interest and amortization of debt issuance costs.

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. See Note 7. to the condensed consolidated financial statements.
Liquidity and Capital Resources

As of June 30, 2013, our primary sources of liquidity were our cash and cash equivalents totaling $454.9 million and $62.4 million in accounts receivable, net of allowance.

In the six months ended June 30, 2013, cash flows from operations were $30.3 million.

As of June 30, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, restricted cash was $541,000. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified asother current assets and $275,000 is classified as long-term other assets.

As of June 30, 2013, we had an accumulated deficit of $412.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$30,261	$25,736
Net cash used in investing activities	(41,410)	(9,732)
Net cash provided by financing activities	281,311	6,890
Effect of exchange rate changes on cash and cash equivalents	(1,126)	137
Net change in cash and cash equivalents	$269,036	$23,031

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2013 as compared to the same period in 2012 primarily as a result of an increase in revenue, a decrease in accounts receivables, and the timing of payments to vendors partially offset by an increase in commissions paid.

Cash used in investing activities during the six months ended June 30, 2013 increased from the same period in 2012 primarily due to a $22.4 million cash payment, net of cash acquired, for the acquisition of OM in the second quarter of 2013, a $9.9 million cash payment, net of cash acquired, for the acquisition of WH in the first quarter of 2013, a $500,000 equity investment in a small Ecommerce company in the first quarter of 2013, a $2.1 million increase in capital expenditures for property and equipment, and a $423,000 increase in capitalized internal use software.

Cash provided by financing activities for the six months ended June 30, 2013 increased from the same period in 2012 due to the $302.3 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes in June 2013, a $2.8 million increase in proceeds received from employee stock option exercises, partially offset by the repurchase of 348,837 shares of our common stock for $30.0 million or $86.00 per share.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, we expect to incur additional expenses in connection with our international expansion. We believe that our cash and cash equivalents are adequate to fund those potential or anticipated activities.

While we believe that our uncommitted current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the next 12 months, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of additional debt securities, these securities could have rights, preferences and privileges senior to holders of common stock or holders of the convertible notes, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. If additional financing becomes necessary and we are unable to obtain the additional funds, we may be required to reduce the scope of our planned product development and marketing efforts, potentially harming our business, financial condition and operating results.

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.
In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 (the “Notes”). Interest is payable semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2013. The initial conversion rate is 8.6133 shares of our common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $116.10 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $86.00 on May 29, 2013, the date the Notes offering was priced. Concurrently with the closing of the offering, we used a portion of the net proceeds from the offering to repurchase approximately $30 million of our common stock at a price per share equal to $86.00. We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services, technologies and capital expenditures. See Note 6. Debt to the condensed consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $454.9 million as of June 30, 2013. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of June 30, 2013, the fair value of the Notes was $316.8 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six and three months ended June 30, 2013, the U.S. dollar strengthened against the foreign currencies which our invoicing and operational expenses are denominated by 4.8% and 2.5% when compared to the same period in the prior year. For the six and three months ended June 30, 2013, the fluctuation in foreign currency rates positively affected our income by approximately $463,000 and $536,000, respectively.

During the six and three months ended June 30, 2013, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of June 30, 2013 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2013, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $33.4 million for the six months ended June 30, 2013. As of that date, our accumulated deficit was $412.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Many of our customers are small- and medium‑sized businesses and divisions of large companies, which may result in increased costs as we attempt to reach, acquire and retain customers.
We market and sell our application suite to small- and medium-sized businesses and divisions of large companies. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining small- and medium-sized businesses can be more difficult than selling to and retaining large enterprises because small- and medium-sized business customers:

•are more price sensitive;
•are more difficult to reach with broad marketing campaigns;
•have high churn rates in part because of the nature of their businesses;
•often lack the staffing to benefit fully from our application suite’s rich feature set; and
•often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost‑effectively market and sell our service to our target customers, our ability to grow our revenue and become profitable will be harmed.

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
Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms, if our agreements with our facility providers are prematurely terminated, or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities.
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
Because we deliver our application suite as a service, errors or defects in the software applications underlying our service, or a failure of our hosting infrastructure, may make our service unavailable to our customers. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our services. Any failure of or disruption to this software and infrastructure could also make our service unavailable to our customers. Since our customers use our suite to manage critical aspects of their business, any errors, defects, disruptions in service or other performance problems with our suite, whether in connection with the day‑to‑day operation of our suite, upgrades or otherwise, could damage our customers’ businesses. If we have any errors, defects, disruptions in service or other performance problems with our suite, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation.
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
The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information. If our security measures are breached as a result of third‑party action, employee error, malfeasance or otherwise, and someone disrupts the confidentiality, integrity, or availability our customers’ data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Such an actual or perceived breach could also cause a significant and rapid decline in our stock price and the value of our convertible senior notes (the “Notes”).

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

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent and an increasing amount of litigation based on allegations of infringement or other violations of intellectual property rights. We have from time to time received claims from third parties alleging we are infringing their intellectual property, and as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. Our technologies or technologies that we license may not be able to withstand any third‑party claims that they infringe or otherwise violate intellectual property rights. Furthermore, many of our service agreements require us to indemnify our customers for certain third‑party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.
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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have numerous issued US patents and pending US patent applications. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any of our current patents or future patents issued to us will not be challenged, invalidated or circumvented. Any of our current patents or patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 2,138 as of June 30, 2013.
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
Fluctuations in our operating results could cause our stock price to decline rapidly, may lead analysts to change their long‑term model for valuing our common stock, may impact our ability to retain or attract key personnel, or may cause other unanticipated issues. If our operating results or financial outlook fall below the expectations of research analysts or investors, the price of our common stock and the market value of the Notes could decline substantially.
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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the quarter ended June 30, 2013, we recorded $630,000 in expected expense reimbursements through this program for expenses incurred during the first quarter of 2013. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. As of June 30, 2013, $1.4 million in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

We have undertaken acquisitions during the quarter ended June 30, 2013 and in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, our software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.
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
Risks Related to Ownership of our Common Stock and the Notes

Lawrence J. Ellison or members of his family, and related entities, beneficially own a majority of our outstanding shares of common stock, which may limit your ability to influence or control certain of our corporate actions. This concentration of ownership may also reduce the market price of our common stock and the value of the Notes and impair a takeover attempt of us.

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 43.0% of our common stock as of June 30, 2013. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 49.0% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

Our Board of Directors adopted resolutions which renounce and provide for a waiver of the corporate opportunity doctrine as it relates to Mr. Ellison. As a result, Mr. Ellison will have no fiduciary duty to present corporate opportunities to us. In addition, Mr. Ellison’s indirect majority interest in us could discourage potential acquirers or result in a delay or prevention of a change in control of our company or other significant corporate transactions, even if a transaction of that sort would be beneficial to our other stockholders or in our best interest and, as a result, reduce the market price of our common stock and the value of the Notes.

Volatility in the market price and trading volume of our common stock and the Notes could adversely impact the trading price of our common stock and the Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of our common stock and the Notes.
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, which may affect the trading price of our common stock, and our future debt may contain limitations on our ability to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted, which could harm our reputation and affect the trading price of our common stock.
In addition, our ability to repurchase the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture and could harm our reputation and affect the trading price of our common stock. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.
The conditional conversion feature of the Notes, if triggered, may harm our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, is the subject of recent changes that could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, we may apply the treasury stock method with respect to the Notes, the effect of which is that only the number of shares of common stock that would be necessary to settle the conversion spread, if any, are included in the diluted earnings per share calculation. If we are unable to use the treasury stock method, then we would assume issuance of the number of shares of common stock that would be necessary to settle both the principal balance of the Notes and the conversion spread, if any, and our diluted earnings per share would be harmed.
Future sales of shares by existing stockholders could cause our stock price to decline and adversely impact the trading price of the Notes.
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2013, we had a total of 74,108,239 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 57.0% of our outstanding shares as of June 30, 2013, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Further, in the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and performance share units and performance shares and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate the holders of the Notes for any lost value of their Notes as a result of such transaction and may cause our existing stockholders to experience additional dilution.
If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change, which may cause our existing stockholders to experience additional dilution. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate the holders of the Notes for any lost value of their Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $275.00 per share or less than $86.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed shares of common stock, subject to adjustment pursuant to the terms of the Notes.
Our obligation to increase the conversion rate for Notes converted in connection with a makewhole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.

Any adverse rating of the Notes may cause their trading price to fall, which may affect the trading price of our common stock.
We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline and the trading price of our common stock may be affected.
Anti‑takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could delay changes in management or impair a takeover attempt of us and, as a result, reduce the market price of our common stock and the value of the Notes.
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
Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock and the Notes.

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our application services could reduce our ability to compete successfully.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our application and services;

•	continue to expand our product development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2013 to April 30, 2013	—	—	—	—
May 1, 2013 to May 31, 2013	—	—	—	—
June 1, 2013 to June 30, 2013	348,837	$86.00	—	—
Total	348,837	$86.00 (2)	—	—

(1) In connection with the our issuance of $310.0 million in aggregate principal amount in 0.25% convertible senior notes due 2018, our Board of Directors authorized the repurchase of $30.0 million worth of our common stock.

(2) Represents the price per share purchased with $30.0 million of the proceeds from convertible note issuance in June 2013.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No	Description of Exhibits

4.1
Indenture dated June 4, 2013 between NetSuite Inc. and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 10, 2013).

4.2	Form of 0.25% Convertible Senior Notes due 2018 (included in Exhibit 4.1).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	August 1, 2013	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer