Form 10-Q
period 2013-09-30
NETSUITE INC
filed 2013-10-30
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes ☐ No ☒

On October 25, 2013, 74,684,153 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$467,130	$185,859
Accounts receivable, net of allowances of $501 and $701 as of September 30, 2013 and December 31, 2012, respectively	65,118	64,861
Deferred commissions	30,617	26,959
Other current assets	17,276	9,049
Total current assets	580,141	286,728
Property and equipment, net	42,957	27,210
Deferred commissions, non-current	6,782	4,784
Goodwill	63,175	35,661
Other intangible assets, net	19,524	12,420
Other assets	10,159	2,972
Total assets	$722,738	$369,775
Liabilities and total equity
Current liabilities:
Accounts payable	$5,604	$3,476
Deferred revenue	178,624	154,051
Accrued compensation	20,273	18,806
Accrued expenses	14,987	11,974
Other current liabilities (including note payable to related party of $3,005 and $1,584 as of September 30, 2013 and December 31, 2012, respectively)	16,951	9,948
Total current liabilities	236,439	198,255
Long-term liabilities:
Convertible 0.25% senior notes, net	251,201	—
Deferred revenue, non-current	10,982	7,365
Other long-term liabilities (including note payable to related party of $9,376 and $401 as of September 30, 2013 and December 31, 2012, respectively)	15,893	5,386
Total long-term liabilities	278,076	12,751
Total liabilities	514,515	211,006
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 74,681,585 and 72,675,265 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	747	727
Additional paid-in capital	636,286	535,853
Accumulated other comprehensive income	150	950
Accumulated deficit	(428,960)	(378,761)
Total equity	208,223	158,769
Total liabilities and total equity	$722,738	$369,775
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2013		2012		2013		2012
Revenue:
Subscription and support		$239,994		$184,368		$85,795		$65,329
Professional services and other		59,506		39,451		21,080		14,462
Total revenue		299,500		223,819		106,875		79,791
Cost of revenue:
Subscription and support		40,102		30,722		14,276		10,880
Professional services and other		58,141		38,218		20,916		14,211
Total cost of revenue		98,243		68,940		35,192		25,091
Gross profit		201,257		154,879		71,683		54,700
Operating expenses:
Product development		55,425		38,311		19,979		13,943
Sales and marketing		153,027		111,731		52,315		38,591
General and administrative		37,407		28,334		12,233		9,458
Total operating expenses		245,859		178,376		84,527		61,992
Operating loss		(44,602)		(23,497)		(12,844)		(7,292)
Other income / (expense), net:
Interest income		51		127		11		36
Interest expense		(4,924)		(156)		(3,497)		(52)
Other expense, net		(251)		(185)		(69)		(73)
Total other income / (expense), net		(5,124)		(214)		(3,555)		(89)
Loss before income taxes		(49,726)		(23,711)		(16,399)		(7,381)
Provision for income taxes		473		1,896		373		603
Net loss		$(50,199)		$(25,607)		(16,772)		(7,984)
Net loss per common share, basic and diluted	$(0.68)		$(0.36)		$(0.23)		$(0.11)
Weighted average number of shares used in computing net loss per share	73,827		70,288		74,379		71,161

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(895)		83		33		295
Accumulated pension liability		95		3		31		1
Comprehensive loss		$(50,999)		$(25,521)		$(16,708)		$(7,688)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(50,199)	$(25,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,272	8,048
Amortization of other intangible assets	4,761	3,393
Amortization of debt discount and transaction costs	4,179	—
Provision for accounts receivable allowances	625	505
Stock-based compensation	53,597	35,939
Amortization of deferred commissions	39,971	33,269
Excess tax benefit on stock-based compensation	(330)	(259)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(153)	(9,476)
Deferred commissions	(45,627)	(32,876)
Other current assets	(8,118)	(137)
Other assets	(520)	797
Accounts payable	2,111	3,241
Accrued compensation	1,784	(1,398)
Deferred revenue	28,307	23,842
Other current liabilities	2,426	1,790
Other long-term liabilities	811	(181)
Net cash provided by operating activities	44,897	40,890
Cash flows from investing activities:
Purchases of property and equipment	(11,581)	(7,730)
Capitalized internal use software	(1,569)	(1,172)
Cash paid in business combination, net of amounts received, and equity investment	(33,907)	(4,227)
Net cash used in investing activities	(47,057)	(13,129)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	310,000	—
Payments of issuance costs on convertible 0.25% senior notes	(8,260)	—
Payments under capital leases	(556)	(542)
Payments under capital leases and long-term debt - related party	(1,987)	(1,160)
Payments to repurchase common stock	(30,000)	—
RSUs acquired to settle employee withholding liability	(147)	(191)
Excess tax benefit on stock-based compensation	330	259
Proceeds from issuance of common stock	14,868	10,523
Net cash provided by financing activities	284,248	8,889
Effect of exchange rate changes on cash and cash equivalents	(817)	354
Net change in cash and cash equivalents	281,271	37,004
Cash and cash equivalents at beginning of period	185,859	141,448
Cash and cash equivalents at end of period	$467,130	$178,452
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$297	$63
Cash paid for interest to other parties	$59	$29
Cash paid for income taxes, net of tax refunds	$908	$924
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$11,581	$—
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine and three months ended September 30, 2013 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013.

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

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period commencing when the subscription service is made available to the customer. The consideration allocated to professional services is recognized as revenue using the proportional performance method.
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

For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. The Company recognizes professional services revenue using the proportional performance method for single element arrangements.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2013 and December 31, 2012, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2013 and December 31, 2012, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
United States	$223,246	$164,609	$79,544	$58,668
International	76,254	59,210	27,331	21,123
Total revenue	$299,500	$223,819	$106,875	$79,791

Percentage of revenue generated outside of the United States	25%	26%	26%	26%

No single country outside the United States represented more than 10% of revenue during the nine and three months ended September 30, 2013 or 2012.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the nine and three months ended September 30, 2013, the Company's product development operating expenses were reduced by approximately by $1.9 million and $659,000, respectively, for reimbursement of eligible operating expenses incurred during the period from January 1, 2013 to September 30, 2013. In the first quarter of 2012, the Company determined that the Czech government receivables were collectible and began to reduce operating expenses. During the nine and three months ended September 30, 2012, the Company's product development operating expenses were reduced by approximately by $1.4 million and $421,000, respectively, for reimbursements of eligible operating expenses incurred during the period from November 2010 to September 30, 2012. During the nine and three months ended September 30, 2013, the Company received $1.3 million and $679,000, respectively, from the Czech Republic government. During the nine months and three months ended September 30, 2012, the Company received $652,000 and $353,000, respectively, in payments from the Czech Republic government. As of September 30, 2013, $1.5 million in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The Company accrues for the reimbursements as the eligible operating expenses are incurred.

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

The following table details the Company's goodwill activity during the nine months ended September 30, 2013:

(dollars in thousands)
Beginning balance as of January 1, 2013	$35,661
Acquisition of WH in March 2013	9,721
Acquisition of OM in May 2013	18,176
Foreign currency adjustment	(383)
Ending balance as of September 30, 2013	$63,175

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

As of September 30, 2013, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and cash equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$72,514	$—	$—	$72,514	$72,467	$—	$—	$72,467
Foreign exchange contracts	—	20	$—	20	$—	$97	$—	97
Total	$72,514	$20	$—	$72,534	$72,467	$97	$—	$72,564

Liabilities:
Foreign exchange contracts	$—	$463	$—	$463	$—	$231	$—	$231
Total	$—	$463	$—	$463	$—	$231	$—	$231

Restricted Cash

As of September 30, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, restricted cash was $541,000. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as other current assets and $275,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2013, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $142.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2013 and December 31, 2012, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2013		December 31, 2012
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$6,577	$4,301	$7,188	$3,435
Australian dollar	8,556	5,156	9,360	4,793
Philippines peso	5,440	5,440	4,085	4,085
Euro	1,214	527	883	256
Canadian dollar	983	1,279	531	515
Japanese yen	1,895	—	1,260	—
Czech crown	4,150	2,580	3,440	1,895
Mexican peso	161	—	161	—
New Zealand dollar	272	—	73	—
Total	$29,248	$19,283	$26,981	$14,979

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$20	97	Other current liabilities	$463	$231
Total		$20	97		$463	$231

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2013	2012	2013	2012
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$784	$56	$(353)	$(361)
Total		$784	$56	$(353)	$(361)

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

During the third quarter of 2013, the Company entered into a consulting agreement with a business consulting firm. The consulting firm will provide various services to assist the Company with growing our business. The agreement is non-cancellable through August 31, 2014 and the Company will pay approximately $5.2 million through this date.  The agreement is cancellable at any time after the first 12 months, subject to a small termination fee.

During the nine months ended September 30, 2013, the Company entered into various office space leases to expand its operations in San Mateo, CA and other locations within the United states and Australia. The corresponding lease term for these agreements expire at various dates through 2020. The Company will pay a total of $12.6 million, net of any lessor lease incentives, over the corresponding lease terms.

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
As of September 30, 2013, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $6.2 million as of September 30, 2013. The Notes consisted of the following as of September 30, 2013:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(58,799)
Net carrying amount	$251,201

Fair value - level 2	$354,206

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
As of September 30, 2013, the remaining life of the Notes is approximately 4.75 years.
The following table sets forth total interest expense recognized related to the Notes during the nine and three months ended September 30, 2013:

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
	(in thousands)
Contractual interest expense	$258	$194
Amortization of debt issuance costs	396	286
Amortization of debt discount	3,783	2,837
Total	$4,437	$3,317

Effective interest rate	5.4%
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

During the nine months ended September 30, 2013, the Company recorded approximately $1.1 million of additional net deferred tax liabilities related to the WH acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the nine months ended September 30, 2013 of approximately $1.1 million. Additionally, the Company recorded $204,000 in state deferred tax liabilities related to the WH acquisition that did not affect the Company's income tax expense for the nine months ended September 30, 2013.

As of September 30, 2013, the Company had net deferred tax assets in certain foreign jurisdictions of $406,000 included primarily in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $4.3 million for Japan where it had a full valuation allowance as of September 30, 2013, reducing its carrying value to zero.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(50,199)	$(25,607)	$(16,772)	$(7,984)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	73,827	70,288	74,379	71,161
Net loss per share of common stock, basic and diluted	$(0.68)	$(0.36)	$(0.23)	$(0.11)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(Shares in thousands)
Options to purchase shares of common stock	2,276	3,795	2,072	3,415
Unvested RSUs, PSUs and PS awards	3,120	3,796	3,031	3,623
Total	5,396	7,591	5,103	7,038

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the nine and three months ended September 30, 2013, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

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
Future debt payments under notes payable (including $807,000 in payments related to the May 10, 2010 second amendment) as of September 30, 2013 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2013	$760
2014	3,522
2015	3,119
2016	3,119
2017	3,119
Future debt payments	13,639
Amount representing interest	1,258
Present value of future debt payments	$12,381

The following table details payments to Oracle USA and Oracle Credit Corporation:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
License fee	$1,987	$1,200	621	$389
Support	1,787	1,800	593	589
Interest	297	64	139	24
Total paid	$4,071	$3,064	$1,353	$1,002

The Company has entered into various software license agreements with RightNow Technologies. In October 2011, RightNow Technologies was acquired by Oracle Corporation. During the nine and three months ended September 30, 2013, the Company purchased $411,000 and $319,000, respectively, in services from RightNow Technologies. During the nine months ended September 30, 2013 and 2012, the Company received payments totaling $123,000 and $112,000, respectively, from RightNow Technologies for services it performed. During nine months ended September 30, 2013 and 2012, the Company paid RightNow Technologies $239,000 and $214,000, respectively, for services it received or expects to receive.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue earned from related party	$1,692	$1,714	$727	$549
Fees NetSuite paid for services	$591	$539	$194	$457

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
On February 28, 2013, we entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that we will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. We will pay $2.4 million for the support services from February 28, 2013 to February 27, 2014. We may renew Oracle support services for four subsequent annual periods for a fee of $4.3 million per year. The support services to be provided us by Oracle automatically renew unless we provide written notice of cancellation at least 60 days prior to the support renewal date. We financed the fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2% per annum with payments scheduled over the term of the Amendment.
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

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine and three months ended September 30, 2013, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2013, we had deferred revenue of $189.6 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
United States	$223,246	$164,609	$79,544	$58,668
International	76,254	59,210	27,331	21,123
Total revenue	$299,500	$223,819	$106,875	$79,791

Percentage of revenue generated outside of the United States	25%	26%	26%	26%

Employees

The number of full-time employees as of September 30, 2013 was 2,291 as compared to 1,778 at December 31, 2012 and 1,630 at September 30, 2012. As of September 30, 2013, our headcount included 685 employees in sales and marketing; 843 employees in operations, professional services, training and customer support; 533 employees in product development; and 230 employees in a general and administrative capacity.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. Since the first quarter of 2012, we have reduced our product development expenses for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program.
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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K filed on February 28, 2013 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue:
Subscription and support	$239,994	$184,368	$85,795	$65,329
Professional services and other	59,506	39,451	21,080	14,462
Total revenue	299,500	223,819	106,875	79,791
Cost of revenue (1):
Subscription and support	40,102	30,722	14,276	10,880
Professional services and other	58,141	38,218	20,916	14,211
Total cost of revenue	98,243	68,940	35,192	25,091
Gross profit	$201,257	$154,879	$71,683	$54,700
Gross margin	67%	69%	67%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$4,402	$3,557	$1,687	$1,169
Professional services and other	6,489	4,365	2,191	1,688
	$10,891	$7,922	$3,878	$2,857

Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

Revenue for the nine months ended September 30, 2013 increased $75.7 million, or 34%, compared to the same period in 2012.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2013 increased $55.6 million, or 30%, compared to the same period in 2012. The increase was primarily the result of a $40.6 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $15.0 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2013 increased $20.1 million, or 51%, compared to the same period in 2012. The increase was primarily the result of a $32.2 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $12.1 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013.

Revenue generated outside of the United States was $76.3 million, or 25%, of our total revenue for the nine months ended September 30, 2013 as compared to $59.2 million, or 26%, for the same period in 2012. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia and the United Kingdom.

Cost of revenue for the nine months ended September 30, 2013 increased $29.3 million, or 43%, compared to the same period in 2012.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2013 increased $9.4 million, or 31%, compared to the same period in 2012. The increase was primarily due to a $4.8 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $5.0 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2012 and 2013 business acquisitions, amortization of capitalized internal use software costs, and other operational costs associated with an increase in our data center capacity and activity. These data center and other cost increases were offset by a decrease in amortization expense due to certain intangible assets becoming fully amortized and a $401,000 charge related to the impairment of a developed technology intangible asset that occurred in 2012 that did not occur in 2013.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2013 increased $19.9 million, or 52%, compared to the same period in 2012. The increase was primarily the result of a $14.2 million increase in personnel costs, a $4.7 million increase in fees related to outsourced consulting services and a $1.0 million increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. Headcount increased as a result of an increase in the demand for our professional services. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. IT, facility and other operating expenses related to our professional services increased by $1.0 million due to an increase in vendor costs and an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the nine months ended September 30, 2013 from 69% during the same period in 2012. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the nine months ended September 30, 2013 when compared to the same period in 2012.

Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Revenue for the three months ended September 30, 2013 increased $27.1 million, or 34%, compared to the same period in 2012.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2013 increased $20.5 million, or 31%, compared to the same period in 2012. The increase was primarily the result of a $14.2 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $6.3 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2013 increased $6.6 million, or 46%, compared to the same period in 2012. The increase was primarily the result of a $10.1 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules, which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $3.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013.

Revenue generated outside of the United States was $27.3 million, or 26%, of our total revenue for the three months ended September 30, 2013 as compared to $21.1 million, or 26%, for the same period in 2012. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia and the United Kingdom.

Cost of revenue for the three months ended September 30, 2013 increased $10.1 million, or 40%, compared to the same period in 2012.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2013 increased $3.4 million, or 31%, compared to the same period in 2012. The increase was primarily due to a

$1.4 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $2.0 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2012 and 2013 business acquisitions, amortization of capitalized internal use software costs and other operational costs associated with an increase in our data center capacity and activity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2013 increased $6.7 million, or 47%, compared to the same period in 2012. The increase was primarily the result of a $4.3 million increase in personnel costs, a $2.2 million increase in fees related to outsourced consulting services and a $247,000 increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. IT, facility and other operating expenses related to our professional services increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the three months ended September 30, 2013 from 69% during the same period in 2012. Our professional services, which has a lower gross margin than subscription and support services, represented a larger portion of total revenue during the three months ended September 30, 2013 when compared to the same period in 2012.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$55,425	19%	$38,311	17%
Sales and marketing	153,027	51%	111,731	50%
General and administrative	37,407	12%	28,334	13%
Total operating expenses	$245,859	82%	$178,376	80%

	Three Months Ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$19,979	19%	$13,943	17%
Sales and marketing	52,315	49%	38,591	48%
General and administrative	12,233	11%	9,458	12%
Total operating expenses	$84,527	79%	$61,992	78%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and employee termination costs, facility termination costs and transaction costs associated with business combinations as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Product development	$17,116	$11,302	$5,926	$4,035
Sales and marketing	19,379	12,304	6,825	4,142
General and administrative	13,448	8,655	3,889	2,686
Total	$49,943	$32,261	$16,640	$10,863

Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

Product development expenses for the nine months ended September 30, 2013 increased $17.1 million, or 45%, as compared to the same period in 2012. The increase was primarily the result of a $15.0 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $5.8 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $2.1 million due to an increase in vendor costs and an increase in other costs incurred to grow our business.

Sales and marketing expenses for the nine months ended September 30, 2013 increased $41.3 million, or 37%, as compared to the same period in 2012. The increase was primarily the result of a $30.0 million increase in personnel costs, a $4.9 million increase in marketing expenses and a $6.4 million increase in IT, facility and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $5.8 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing expenses increased primarily due to a $4.2 million increase in on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding. IT, facility and recruiting costs increased by $3.3 million and other professional services costs increased by $1.3 million due to an increase in vendor costs and an increase in costs incurred to expand our business. Also included in other operating expenses is a $1.2 million increase in amortization expense resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2012 and during the nine months ended September 30, 2013.

General and administrative expenses for the nine months ended September 30, 2013 increased $9.1 million, or 32%, as compared to the same period in 2012. The increase was primarily the result of a $6.2 million increase in personnel costs and a $2.9 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $3.5 million increase in stock-based compensation costs resulting primarily from the vesting of executive performance shares, the issuance of annual equity awards and equity awards to new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services, insurance, depreciation and amortization expenses. Other operational costs also include $1.7 million in transaction costs related to the acquisition of WH and OM during the nine months ended September 30, 2013. We also experienced a $7.2 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments. The increase in allocated expenses was partially offset by a $563,000 credit received from a facility owner during the second quarter of 2013.

Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Product development expenses for the three months ended September 30, 2013 increased $6.0 million, or 43%, as compared to the same period in 2012. The increase was primarily the result of a $4.7 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.9 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $1.3 million due to an increase in vendor costs and an increase in other costs incurred to grow our business.

Sales and marketing expenses for the three months ended September 30, 2013 increased $13.7 million, or 36%, as compared to the same period in 2012. The increase was primarily the result of a $10.9 million increase in personnel costs, a $2.6 million increase in IT, facility and other operating expenses and a $211,000 increase in marketing expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $2.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing expenses increased slightly due to on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding. IT, facility, recruiting and other professional services costs increased due to an increase in vendor costs and an increase in costs incurred to expand our business. Also included in other operating expenses is a $506,000 increase in amortization expense resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2012 and during the nine months ended September 30, 2013.

General and administrative expenses for the three months ended September 30, 2013 increased $2.8 million, or 29%, as compared to the same period in 2012. The increase was primarily the result of a $1.9 million increase in personnel costs and an $893,000 increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $1.1 million increase in stock-based compensation costs resulting primarily from the vesting of executive performance shares, the issuance of annual equity awards and equity awards to new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services, insurance, depreciation and amortization expenses. We also experienced a $3.1 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$51	—%	$127	—%
Interest expense	(4,924)	(2)%	(156)	—%
Other expense, net	(251)	—%	(185)	—%
Provision for income taxes	473	—%	1,896	1%

	Three Months Ended September 30,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$11	—%	$36	—%
Interest expense	(3,497)	(3)%	(52)	—%
Other expense, net	(69)	—%	(73)	—%
Provision for income taxes	373	—%	603	1%

In connection with the issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013, we recorded interest costs totaling $4.4 million and $3.3 million during the nine and three months ended September 30, 2013, respectively, related to amortization of debt discount, coupon interest and amortization of debt issuance costs.

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. See Note 7. to the condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2013, our primary sources of liquidity were our cash and cash equivalents totaling $467.1 million and $65.1 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2013, cash flows from operations were $44.9 million.

As of September 30, 2013, restricted cash consisted of $715,000 in long-term other assets. As of December 31, 2012, restricted cash was $541,000. Of the $541,000 restricted cash balance as of December 31, 2012, $266,000 is classified as other current assets and $275,000 is classified as long-term other assets.

As of September 30, 2013, we had an accumulated deficit of $429.0 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$44,897	$40,890
Net cash used in investing activities	(47,057)	(13,129)
Net cash provided by financing activities	284,248	8,889
Effect of exchange rate changes on cash and cash equivalents	(817)	354
Net change in cash and cash equivalents	$281,271	$37,004

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of an increase in revenue, an increase in billings and the timing of payments to vendors partially offset by an increase in commissions paid.

Cash used in investing activities during the nine months ended September 30, 2013 increased from the same period in 2012 primarily due to a $22.7 million cash payment, net of cash acquired, for the acquisition of OM in the second quarter of 2013, a $9.9 million cash payment, net of cash acquired, for the acquisition of WH in the first quarter of 2013, $747,000 in payments related to other acquisitions, a $500,000 equity investment in a small Ecommerce company in the first quarter of 2013, a $3.9 million increase in capital expenditures for property and equipment and a $397,000 increase in capitalized internal use software.

Cash provided by financing activities for the nine months ended September 30, 2013 increased from the same period in 2012 due to the $301.7 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes in June 2013 and a $4.3 million increase in proceeds received from employee stock option exercises, partially offset by the repurchase of 348,837 shares of our common stock for $30.0 million or $86.00 per share during the second quarter of 2013 and a $827,000 increase in related party capital lease payments related primarily to the Oracle unlimited license agreement amended during the first quarter of 2013.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the third quarter of 2013, we entered into a consulting agreement with a business consulting firm. The consulting firm will provide various services to assist us with growing our business. The agreement is non-cancellable through August 31, 2014 and we will pay approximately $5.2 million through this date.  The agreement is cancellable at any time after the first 12 months, subject to a small termination fee.

During the nine months ended September 30, 2013, we entered into various office space leases to expand our operations in San Mateo, CA and other locations within the United states and Australia. The corresponding lease term for these agreements expire at various dates through 2020. We will pay a total of $12.6 million, net of any lessor lease incentives, over the corresponding lease terms.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $467.1 million as of September 30, 2013. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of September 30, 2013, the fair value of the Notes was $354.2 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine and three months ended September 30, 2013, the U.S. dollar strengthened against the foreign currencies which our invoicing and operational expenses are denominated by 6.4% and 5.0%, respectively, when compared to the same period in the prior year. For the nine and three months ended September 30, 2013, the fluctuation in foreign currency rates positively affected our income by approximately $1.3 million and $748,000, respectively.

During the nine and three months ended September 30, 2013, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of September 30, 2013 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2013, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $50.2 million for the nine months ended September 30, 2013. As of that date, our accumulated deficit was $429.0 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with SAVVIS. However, we host our OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with SAVVIS. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with SAVVIS. In addition, our QuickArrow applications are hosted from a Texas-based data center, which we operate in conjunction with SunGard. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with SAVVIS located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.
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
We have increased our annual revenue from $17.7 million during the year ended December 31, 2004 to $308.8 million during the year ended December 31, 2012. We have increased our number of full‑time employees from 296 as of December 31, 2004 to 2,291 as of September 30, 2013.
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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the quarter ended September 30, 2013, we recorded $659,000 in expected expense reimbursements through this program for expenses incurred during the first quarter of 2013. The expense reimbursement subsidy is treated as a reduction in the qualifying expenses. As of September 30, 2013, $1.5 million in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

We have undertaken acquisitions during the quarter ended September 30, 2013 and in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, our software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 42.8% of our common stock as of September 30, 2013. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 48.8% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2013, we had a total of 74,681,585 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 57.2% of our outstanding shares as of September 30, 2013, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
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

Date:	October 29, 2013	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer