Form 10-K
period 2013-12-31
NETSUITE INC
filed 2014-03-03
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
 _____________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
None
 _______________________

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 28, 2013, as reported by the New York Stock Exchange, was approximately $3,251 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.
On February 27, 2014, 75,547,791 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
_______________________
Portions of the Registrant's definitive proxy statement for its fiscal 2014 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NetSuite Inc.

PART I

Item 1.	Business
Overview
NetSuite Inc. ("NetSuite" or the "Company" is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $414.5 million during the year ended December 31, 2013. For the years ended December 31, 2013, 2012 and 2011 the percentage of our revenue generated outside of the United States was 26%, 26% and 27%, respectively.
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
Our Solution
Our comprehensive business management application suite provides an integrated solution for running the core functions of a business. All elements of our application suite share the same customer and transaction data, enabling seamless, cross-departmental business process automation and real-time monitoring of core business metrics. Businesses can deploy our solution as a business management suite, or deploy specific applications such as financials/ERP, CRM, omnichannel commerce, PSA or HCM that can be integrated with existing application investments. In addition, our financials/ERP, CRM, omnichannel commerce, PSA and HCM capabilities provide users with real-time visibility and appropriate application functionality through dashboards tailored to their particular job function and access rights.

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
TribeHR. TribeHR is a full suite of HCM functionality necessary to recruit, manage and reward employees. The functionality includes core Human Resource Information System ("HRIS"), recruiting capabilities and an applicant tracking system, talent management, social human resource tools and mobile support.
LightCMS. LightCMS is a web-based software platform. LightCMS functionality simplifies the process of building a website and an online store.

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
Our consulting and implementation methodology leverages the nature of our cloud-based software architecture, the industry-specific expertise of our professional services employees and the design of our platform to simplify, streamline and expedite the implementation process. We generally employ a joint staffing model for implementation projects whereby we involve the customer more actively in the implementation process than traditional software companies. We believe this better prepares our customers to support the application throughout their use of our service. In addition, because our service is cloud-based, our professional services employees can remotely configure our application for most customers based on telephonic consultations. Our consulting and implementation services are offered on a fixed price and time and material basis. Our network of partners also provides professional services to our customers.

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
Training. We offer complimentary training videos, public training courses and end-user training to facilitate the successful adoption of our suite throughout the customer's organization.
Operations, Technology and Development
Our customers rely on our application suite to run their businesses and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of achieving high availability of our services, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite applications and serve our customers primarily from our California-based data center facilities, which we operate in conjunction with colocation services from CenturyLink Technology Solutions (“CenturyLink”). CenturyLink was formerly SAVVIS Communications Corporation and effectively changed names in January 2014. We also have a Massachusetts-based data center facility, which we operate in conjunction with CenturyLink. The Massachusetts and California data centers serve as back-up facilities for purposes of disaster recovery. Our hosting operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite's infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device is not expected to cause a broad service outage of the NetSuite Service. Our OpenAir applications are hosted from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. Our Retail Anywhere ("RA") applications are hosted using a hardware solution provided by a partner with various hosting from data centers based on the East Coast of the United States, which we also operate in conjunction with Amazon. The OrderMotion applications are hosted from a Texas-based datacenter which we operate in conjunction with RackSpace. The Element Fusion applications are hosted from a datacenter which we operate in conjunction with SoftLayer. The Tribe HR applications are hosted from a Canada-based datacenter which we operate in conjunction with VM Farms.

Our single-instance, multi-tenant architecture allows us to provide our customers with enterprise-class capabilities, high quality of service, scalability and security, all at an affordable price. Our architecture enables us to host multiple smaller customers on a single server while preserving the ability to migrate any customer to its own server without material interruption or alteration when the customers' growth and business needs require it. In addition to the enhanced flexibility and scalability our architecture provides, it also is designed to work on inexpensive, industry-standard hardware, thereby providing us a significant cost advantage that is reflected in the pricing we are able to offer our customers.
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
The combination of our hosting infrastructure, robust networks, flexible architecture and phased release process enables us to offer a service-level commitment to our customers of 99.5% uptime per period, excluding designated periods of maintenance. Under the terms of this commitment, we offer to credit a full month's service fees for any period where we do not meet this service level.
Product development expenses were $78.3 million, $52.7 million and $43.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal "ride-alongs" and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and Asynchronous JavaScript and XML on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many development tools to third-party developers via SuiteFlex to allow extensions to the service that extend and compliment the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Executive Officer, a principal stockholder and a director of Oracle. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.
Customers
Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2013, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 80 countries in 2013. No single customer accounted for more than 3% of our revenue in 2013, 2012 or 2011.
Competition
We compete with a broad array of financials/ERP, CRM, Ecommerce, PSA and HCM companies. Our markets are highly competitive, fragmented and subject to rapid changes in technology. Many of our potential customers evaluate a wide range of alternatives during their purchase process. Although we believe that none of our larger competitors currently offer a cloud-based comprehensive business management suite, we face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than we have, as well as smaller companies focused on specialized solutions. In addition, some of our larger competitors have announced plans to launch new products that could compete more closely with our cloud-based application suite. Internationally, we face competition from local companies as well as larger competitors, each of which has products tailored for those local markets. To a lesser extent, we compete with internally developed and maintained solutions. Our current principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG, The Sage Group plc and salesforce.com, inc.
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
As of December 31, 2013, we have numerous issued US patents and pending US patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.  There can be no assurances that our patents, or our pending patent applications even if granted, will provide us with protection.
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
Employees

As of December 31, 2013, we had 2,434 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
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
Executive Officers of the Registrant
Our executive officers, and their ages and positions as of February 24, 2014, are set forth below:

Name	Age	Position(s)
Zachary Nelson	52	President, Chief Executive Officer and Director
Evan M. Goldberg	47	Chief Technology Officer and Chairman of the Board
James McGeever	47	Chief Operating Officer
Ronald Gill	47	Chief Financial Officer
Douglas P. Solomon	47	Senior Vice President, General Counsel and Secretary
Timothy Dilley	54	Executive Vice President, Worldwide Services and Chief Customer Officer
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
We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $70.4 million for the year ended December 31, 2013. As of that date, our accumulated deficit was $449.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.
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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with CenturyLink. However, we host our OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with CenturyLink. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. The OrderMotion applications are hosted from a Texas-based datacenter which we operate in conjunction with RackSpace. The Element Fusion applications are hosted from a datacenter which we operate in conjunction with SoftLayer. The Tribe HR applications are hosted from a Canada-based datacenter which we operate in conjunction with VM Farms. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with CenturyLink located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.
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
Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $414.5 million during the year ended December 31, 2013. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.
The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.
The markets for financials/ERP, CRM, Ecommerce, PSA and HCM applications are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the fiscal year ended December 31, 2013, there can be no assurances that control deficiencies will not be identified in the future.

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
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self‑regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed, financials/ERP, CRM, Ecommerce, PSA and HCM solutions would be less effective, likely reducing demand for our service and harming our business.
If benefits currently available under the Czech Republic government subsidy program are reduced or disallowed, our product development costs could increase.

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the years ended December 31, 2013 and December 31, 2012, our product development operating expenses were reduced by approximately $2.5 million and $2.0 million, respectively, for reimbursements of eligible operating expenses incurred during the year ended December 31, 2013 and the period from November 2010 to December 31, 2012, respectively. We received approximately $2.0 million and $1.2 million in payments from the Czech Republic government during the years ended December 31, 2013 and 2012, respectively. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. The government subsidy program terminates in 2014. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

We have undertaken acquisitions during the year ended December 31, 2013 and in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.
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

Risks Related to Ownership of our Common Stock and the Notes
Lawrence J. Ellison or members of his family, and related entities, beneficially own a significant portion of our outstanding shares of common stock, which may limit your ability to influence or control certain of our corporate actions. This concentration of ownership may also reduce the market price of our common stock and the value of the Notes and impair a takeover attempt of us.
Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 42.5% of our common stock as of December 31, 2013. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 48.6% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.
Our Board of Directors adopted resolutions which renounce and provide for a waiver of the corporate opportunity doctrine as it relates to Mr. Ellison. As a result, Mr. Ellison has no fiduciary duty to present corporate opportunities to us. In addition, Mr. Ellison’s indirect majority interest in us could discourage potential acquirers or result in a delay or prevention of a change in control of our company or other significant corporate transactions, even if a transaction of that sort would be beneficial to our other stockholders or in our best interest and, as a result, reduce the market price of our common stock and the value of the Notes.
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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2013, we had a total of 75,131,404 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 57.5% of our outstanding shares as of December 31, 2013, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our application and services;
•continue to expand our product development, sales and marketing organizations;
•acquire complementary technologies, products or businesses;
•expand operations, in the United States or internationally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located in San Mateo, California and comprises approximately 117,000 square feet of leased space. We also have leased facilities in Denver, Las Vegas, Austin, Chicago, Atlanta, New York, Boston, Canada, the United Kingdom, Spain, the Czech Republic, Japan, Hong Kong, the Philippines, Singapore, Australia and Uruguay.
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

For the quarters ended	High	Low
2013:
December 31, 2013	$111.56	$92.69
September 30, 2013	109.65	91.47
June 30, 2013	91.74	78.89
March 31, 2013	$80.06	$65.94

2012:
December 31, 2012	$67.30	$56.91
September 30, 2012	63.80	48.75
June 30, 2012	54.77	41.86
March 31, 2012	$51.17	$38.51
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
As of December 31, 2013, there were 85 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 20, 2007 (the date of our initial public offering) and December 31, 2013, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 20, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 20, 2007 was the IPO price of $26.00 per share.

	December 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
NetSuite	$100	$151	$32	$61	$96	$156	$259	$396
Nasdaq Composite Index	$100	$100	$60	$86	$100	$99	$114	$158
Nasdaq Computer Index	$100	$101	$54	$92	$108	$108	$122	$161

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data
The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected condensed consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the fiscal years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data
(Dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011	2010	2009
Revenue:
Subscription and support	$333,556	$252,903	$199,579	$163,964	$139,121
Professional services and other	80,952	55,922	36,747	29,185	27,419
Total revenue	414,508	308,825	236,326	193,149	166,540
Cost of revenue:
Subscription and support	55,269	41,857	33,083	26,908	24,570
Professional services and other	79,925	53,706	37,777	34,741	31,535
Total cost of revenue (1)	135,194	95,563	70,860	61,649	56,105
Gross profit	279,314	213,262	165,466	131,500	110,435
Operating expenses:
Product development (1)	78,312	52,739	43,531	35,019	28,577
Sales and marketing (1)	210,079	154,294	120,172	92,814	76,165
General and administrative (1)	51,693	38,469	31,951	29,232	29,215
Total operating expenses	340,084	245,502	195,654	157,065	133,957
Operating loss	(60,770)	(32,240)	(30,188)	(25,565)	(23,522)
Other income / (expenses), net, net loss attributable to noncontrolling interest and income taxes (1)	(9,639)	(2,989)	(1,819)	(1,901)	218
Net loss attributable to NetSuite Inc. common stockholders	$(70,409)	$(35,229)	$(32,007)	$(27,466)	$(23,304)
Net loss per NetSuite Inc. common share	$(0.95)	$(0.50)	$(0.48)	$(0.43)	$(0.38)
Weighted average number of shares used in computing net loss per common share	74,085	70,713	66,919	63,772	61,941

(1) Includes stock-based compensation expense, amortization of acquisition-related intangibles, transaction costs for business combinations, costs associated with the settlement of a patent dispute, non-cash interest expense on convertible debt and income tax benefits associated with business combinations are as follows:

	Year ended December 31,
	2013	2012	2.011	2010	2009
Cost of revenue:
Subscription and support	$6,135	$4,691	$3,568	$3,598	$2,792
Professional services and other	8,834	5,978	4,138	3,802	2,497
Operating expenses:
Product development	23,543	15,301	12,015	9,723	6,641
Sales and marketing	26,749	16,588	13,437	10,249	7,078
General and administrative	19,123	11,803	9,662	8,565	7,677
Other income / (expenses) and income taxes, net	5,935	—	—	—	—
Total	$90,319	$54,361	$42,820	$35,937	$26,685
In April 2010, we adopted FASB ASC 2009-13, "Accounting standards for multiple-element revenue arrangements” (FASB ASC Topic 605). Under ASC 2009-13, we recognize professional services revenue based on a proportional performance method for both single and multiple-element arrangements. In prior years, we recognized professional services in multiple-element arrangements over the contract period.

Condensed Consolidated Balance Sheet Data
(Dollars in thousands)
	Year ended December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$451,577	$185,859	$141,448	$104,298	$96,355
Working capital, excluding deferred revenue	531,334	242,524	176,447	129,844	116,200
Total assets	772,399	369,775	281,180	217,293	202,224
Deferred revenue	224,607	161,416	111,698	81,139	72,721
Convertible 0.25% senior notes, net	254,038	—	—	—	—
Long-term debt (includes current portion)	11,756	1,985	4,130	4,652	1,142
Equity	$210,052	$158,769	$128,010	$106,284	$104,707

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are the industry's leading provider of cloud-based financials/ERP and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including accounting, CRM, Ecommerce and retail management, PSA and HCM, which enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a SaaS model.
In 1999, we released our first application, NetLedger, which focused on accounting applications. We then released Ecommerce functionality in 2000 and CRM and sales force automation functionality in 2001. In 2002, we released our next generation suite under the name NetSuite to which we have regularly added features and functionality. In December 2007, we went public. In 2008, we acquired OpenAir, and in 2009 we acquired QuickArrow Inc., both of which offer professional services automation and project portfolio management products.
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.
During 2013, we acquired a human resource capital management company and two companies to further develop our Ecommerce vertical business. In connection with these acquisitions, we incurred transaction costs totaling $3.0 million.
On November 1, 2013, we purchased all of the outstanding equity of TribeHR ("T-HR"), an on-line human capital management software provider. The T-HR product expands our product suite and the T-HR workforce augments our existing product development teams, which allows us to expand our business capabilities in human resource management. The assets and operating results of T-HR are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid $24.8 million in cash of which $2.5 million is being held in escrow for up to 12 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the fourth quarter of 2013, the Company recorded $1.3 million in operating expenses related to transaction costs associated with this business combination.
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
On May 3, 2013, we purchased all of the outstanding equity of OrderMotion ("OM"). OM provides online ecommerce Order Management Services that performs the back-end process for Ecommerce web stores. The OM product augments our existing product offering, which allows us to expand our business capabilities in Ecommerce technology and services. The assets and operating results of OM are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid the former owners $23.5 million in cash. Additional consideration of $3.5 million in cash is being withheld up to the next 15 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. We also withheld $1.1 million as indemnification against losses we may incur from certain tax related matters of OM. This consideration is restricted until we determine that the matters have been properly settled. During the second quarter of 2013, we recorded $311,000 in employee termination costs and $1.1 million in operating expenses related to transaction costs associated with this business combination.
On March 6, 2013, we completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments our existing product development teams, which allows us to expand our business capabilities in Ecommerce technology and services. The assets and operating results of WH are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to the next 24 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, we recorded $560,000 in operating expenses related to transaction costs associated with this business combination.
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

Key Components of Our Results of Operations

Revenue
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $414.5 million during the year ended December 31, 2013.
We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2013, we did not have any single customer that accounted for more than 3% of our revenue.
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
We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2013, we had deferred revenue of $224.6 million.
Backlog was approximately $187.1 million and $110.4 million as of December 31, 2013 and 2012, respectively. Of the $187.1 million in backlog as of December 31, 2013, $116.2 million was short-term backlog and $70.9 million was long-term backlog. The $110.4 million in backlog as of December 31, 2012 included $73.4 million in short-term backlog and $37.0 million in long-term backlog. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.

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

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
United States	$308,513	$227,975	$172,527
International	105,995	80,850	63,799
Total revenue	$414,508	$308,825	$236,326

Percentage of revenue generated outside of the United States	26%	26%	27%
Employees
As of December 31, 2013, our headcount was 2,434 employees including 716 employees in sales and marketing, 884 employees in operations, professional services, training and customer support, 592 employees in product development, and 242 employees in a general and administrative capacity.
Cost of Revenue
Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, outsourced subscription services, costs associated with website development activities, allocated overhead which includes IT, facility and recruiting costs, amortization expense associated with capitalized internal use software and acquired developed technology, and related plant and equipment depreciation and amortization expenses.
Professional services and other cost of revenue primarily consists of personnel and related costs for our professional services employees and executives, external consultants, stock-based compensation and allocated overhead.
We allocate overhead such as facility costs, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category.
We expect cost of revenue to remain relatively constant as a percentage of revenue over time; however, it could fluctuate period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of professional services and the timing of significant expenditures.
Operating Expenses
Product Development
Product development expenses primarily consist of personnel and related costs for our product development employees and executives, including salaries, stock-based compensation, employee benefits and allocated overhead which includes IT, facility and recruiting costs. Our product development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand application suite as well as localizing our product for international use. A key component of our strategy is to expand our business internationally. This will require us to conform our application to comply with local regulations and languages, causing us to incur additional expenses related to translation and localization of our application for use in other countries.
At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the years ended December 31, 2013 and 2012, we reduced our product development expense for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program. The government subsidy program terminates in 2014.
In 2014, we expect product development expenses to increase in absolute dollars as we continue to extend our service offerings in other countries, and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees and executives, including wages, benefits, bonuses, commissions and training, stock-based compensation, commissions paid to our channel partners, the cost of marketing programs such as on-line lead generation, promotional events, webinars and other meeting costs, amortization of intangible assets related to trade name and customer relationships, and allocated overhead which includes IT, facility and recruiting costs. We market and sell our application suite worldwide through our direct sales organization and indirect distribution channels such as strategic resellers. We capitalize and amortize our direct and channel sales commissions over the period the related revenue is recognized.
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in absolute dollars in 2014.

General and Administrative
General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
In 2014, we expect our general and administrative expenses to increase in absolute dollars as we continue to expand our business.
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

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing our cloud-based application suite and professional services associated with consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. For the most part, professional services have standalone value because we have sold professional services separately and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis.
We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of our sales arrangements, we establish the ESP for each element primarily by considering the weighted average of actual sales prices of professional services sold on a standalone basis and subscription and support including various add-on modules when sold together without professional services, and other factors such as gross margin objectives, pricing practices and growth strategy. The consideration allocated to subscription and support is recognized as revenue over the contract period commencing when the subscription service is made available to the customer. The consideration allocated to professional services is recognized as revenue using the proportional performance method.
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
For single element sales agreements, subscription and support revenue is recognized ratably over the contract term beginning on the provisioning date of the contract. We recognize professional services revenue using the proportional performance method for single element arrangements.
 Internal Use Software and Website Development Costs
The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2013, 2012 or 2011. We capitalized $3.2 million, $4.1 million and $1.3 million in internal use software during the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. We capitalized commission costs of $70.4 million, $50.5 million and $44.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Accounting for Stock-Based Compensation
We recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards and restricted stock unit awards on a straight-line basis over the requisite service period. We recognize compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Estimates are used in determining the fair value of stock option awards using a Black-Scholes model. The fair value of restricted stock, restricted stock units performance share and performance share units is generally determined based on the intrinsic value of the award on the grant date. Our 2011 performance share unit grants included a market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value. Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges. In 2013, performance metrics for certain performance shares awarded for 2014 had not been set by our Board of Directors. As such, there is no accounting for these awards until the performances metrics are set.
In recent years, we have awarded more restricted stock, restricted stock units and performance share units than granted stock options. Consequently, our restricted stock, restricted stock units and performance share units stock-based compensation expense represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options.
As a result of our stock-based compensation activity, we recorded $73.7 million, $48.4 million and $38.3 million of stock-based compensation during the years ended December 31, 2013, 2012 and 2011, respectively.
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
There were no impairment of goodwill during the years ended December 31, 2013, 2012 or 2011.
Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Our revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenue:
Subscription and support	$333,556	$252,903	$199,579
Professional services and other	80,952	55,922	36,747
Total revenue	414,508	308,825	236,326
Cost of revenue (1):
Subscription and support	55,269	41,857	33,083
Professional services and other	79,925	53,706	37,777
Total cost of revenue	135,194	95,563	70,860
Gross profit	$279,314	$213,262	$165,466
Gross margin	67%	69%	70%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$6,135	$4,691	$3,568
Professional services and other	8,834	5,978	4,138
	$14,969	$10,669	$7,706

Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012

Revenue for the year ended December 31, 2013 increased $105.7 million, or 34%, compared to the same period in 2012.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2013 increased $80.7 million, or 32%, compared to the same period in 2012. The increase was primarily the result of a $56.2 million increase in revenue resulting from the acquisition of new customers including the continued adoption of OneWorld, and a $24.5 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in customer usage and an increase in the average selling price on deals for new customers.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2013 increased $25.0 million, or 45%, compared to the same period in 2012. The increase was primarily the result of a $42.8 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $17.8 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2012 that did not recur for those customers in 2013. Additionally, demand for our professional services, particularly from our enterprise customers, has increased during 2013, however, our average consulting rates for professional services decreased slightly in 2013.
Revenue generated outside of the United States was $106.0 million, or 26%, of our revenue during the year ended December 31, 2013, as compared to $80.9 million, or 26%, during the same period in 2012. Revenue generated outside the United States increased primarily due to our increased international sales efforts, particularly in Australia.
Cost of revenue for the year ended December 31, 2013 increased $39.6 million, or 41%, compared to the same period in 2012.
Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2013 increased $13.4 million, or 32%, compared to the same period in 2012. The increase was primarily due to a $6.4 million increase in personnel costs resulting from an increase in headcount and annual salary increases. The increase in personnel costs includes a $854,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Additionally, data center and other costs increased by $6.9 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2013 and 2012 business acquisitions, amortization of capitalized internal use software costs, and other operational costs associated with an increase in our data center capacity and activity.
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2013 increased $26.2 million, or 49%, compared to the same period in 2012. The increase was primarily the result of a $18.4 million increase in personnel costs, a $6.0 million increase in fees related to outsourced consulting services and a $1.8 million increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases, incentive bonuses and training costs. The increase in personnel costs includes a $2.8 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Outsourced consulting fees increased due to an increase in demand for our professional services and an increase in training expenses for external consultants. IT, facility, recruiting and other operating expenses increased primarily due to travel costs to engagements and costs to expand our global operations.
Our gross margin was 67% during the year ended December 31, 2013 and 69% for the same period in 2012. The decrease in our gross margin resulted primarily from an increase in demand for our professional services which represented a larger percentage of total revenue in 2013 compared to 2012 and has lower gross margins than subscription and support revenue.
Twelve Months Ended December 31, 2012 as Compared to the Twelve Months Ended December 31, 2011

Revenue for the year ended December 31, 2012 increased $72.5 million, or 31%, compared to the same period in 2011.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2012 increased $53.3 million, or 27%, compared to the same period in 2011. The increase was primarily the result of a $43.4 million increase in revenue resulting from the acquisition of new customers including the continued adoption of OneWorld, and a $9.9 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in customer usage and an increase in the average selling price on deals for new customers.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2012 increased $19.2 million, or 52%, compared to the same period in 2011. The increase was primarily the result of a $35.3 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $16.1 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2011 that did not recur for those customers in 2012. Additionally, demand for our professional services, particularly from our enterprise customers, has increased during 2012. Our consulting rates for professional services also increased in 2012.
Revenue generated outside of the United States was $80.9 million, or 26%, of our revenue during the year ended December 31, 2012, as compared to $63.8 million, or 27%, during the same period in 2011. Revenue generated outside the United States increased primarily due to our increased international sales efforts, particularly in Australia.
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

Operating Expenses
Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2013		2012		2011
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$78,312	19%	$52,739	17%	$43,531	18%
Sales and marketing	210,079	51%	154,294	50%	120,172	51%
General and administrative	51,693	12%	38,469	12%	31,951	14%
Total operating expenses	$340,084	82%	$245,502	79%	$195,654	83%

(1)
Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations and costs associated with the settlement of a patent dispute as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Product development	$23,543	$15,301	$12,015
Sales and marketing	26,749	16,588	13,437
General and administrative	19,123	11,803	9,662
Total	$69,415	$43,692	$35,114

Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012

Product development expenses: Product development expenses for the year ended December 31, 2013 increased $25.6 million, or 48%, as compared to the same period in 2012. The increase was primarily the result of a $21.9 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes an $8.3 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to employees. Additionally, IT, facility, recruiting and other operational costs related to our product development increased by $3.7 million because we expanded our global operations.
Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2013 increased $55.8 million, or 36%, as compared to the same period in 2012. The increase was primarily the result of a $42.3 million increase in personnel costs, an $8.7 million increase in IT, facility and other operating expenses and a $4.8 million increase in marketing expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $8.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. IT, facility and recruiting costs increased by $5.9 million because we expanded our global operations. Other operating costs increased by $2.9 million primarily due to an increase in amortization expense resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2012 and 2013. Marketing expenses increased primarily due to a $4.8 million increase in on-line and corporate marketing expenses to develop "NetSuite" name recognition and product branding.
General and administrative expenses: General and administrative expenses for the year ended December 31, 2013 increased $13.2 million, or 34%, when compared to the same period in 2012. The increase was primarily the result of a $9.0 million increase in personnel costs and a $4.1 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay, an increase in other payroll costs such as recruiting and a $5.1 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services. Additionally, we incurred $3.0 million in transaction costs in connection with our acquisition of T-HR, OM and WH during 2013. In connection with expanding our global operations, we also experienced a $10.3 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments.

Twelve Months Ended December 31, 2012 as Compared to the Twelve Months Ended December 31, 2011

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
Non-operating items, including interest income and expense, other income / (expense), income taxes and the effect of net loss attributable to noncontrolling interest were as follows for the periods presented:

	Year ended December 31,
	2013		2012		2011
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	67	—%	158	—%	167	—%
Interest expense	(8,424)	(2)%	(192)	—%	(181)	—%
Other expense, net	(383)	—%	(412)	—%	(34)	—%
Provision for income taxes	899	—%	2,543	1%	1,771	1%

Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012

Our interest expense increased by $8.2 million during the year ended December 31, 2013 as compared to the same period in 2012 primarily due to our issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013. In connection with these notes, we recorded $7.8 million in interest costs consisting of amortization of debt discount, coupon interest and amortization of debt issuance costs during the year ended December 31, 2013. Additionally, related party interest increased by $349,000 because we amended our Oracle perpetual software license agreement in February 2013.
Our provision for income taxes decreased by $1.6 million during the year ended December 31, 2013 as compared to the same period in 2012 primarily due to tax benefits associated with our 2013 business combinations. See Note 15 to our consolidated financial statements for more information regarding our income taxes.
Twelve Months Ended December 31, 2012 as Compared to the Twelve Months Ended December 31, 2011

Other expense, net for the year ended December 31, 2012 increased $378,000 as compared to the same period in 2011. The increase in other expense, net is primarily related to foreign currency losses during 2012.

Our provision for income taxes increased $772,000 during the year ended December 31, 2012 as compared to the same period in 2011 primarily due to foreign taxes.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2013. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$93,562	$85,795	$80,239	$73,960	$68,534	$65,329	$61,049	$57,990
Professional services and other	21,446	21,080	20,757	17,669	16,472	14,462	13,660	11,329
Total revenue	115,008	106,875	100,996	91,629	85,006	79,791	74,709	69,319
Cost of revenue:
Subscription and support (1)	15,167	14,276	13,511	12,315	11,135	10,880	10,631	9,211
Professional services and other (1)	21,784	20,916	19,895	17,330	15,488	14,211	12,423	11,584
Total cost of revenue	36,951	35,192	33,406	29,645	26,623	25,091	23,054	20,795
Gross profit	78,057	71,683	67,590	61,984	58,383	54,700	51,655	48,524
Operating expenses:
Product development (1)	22,886	19,979	18,796	16,650	14,429	13,943	13,277	11,090
Sales and marketing (1)	57,053	52,315	53,960	46,752	42,563	38,591	37,561	35,579
General and administrative (1)	14,287	12,233	13,429	11,745	10,134	9,458	9,897	8,979
Total operating expenses	94,226	84,527	86,185	75,147	67,126	61,992	60,735	55,648
Operating loss	(16,169)	(12,844)	(18,595)	(13,163)	(8,743)	(7,292)	(9,080)	(7,124)
Other income / (expenses), net, and income taxes (1)	(4,042)	(3,928)	(1,795)	126	(878)	(692)	(833)	(586)
Net loss	$(20,211)	$(16,772)	$(20,390)	$(13,037)	$(9,621)	$(7,984)	$(9,913)	$(7,710)
Net loss per NetSuite Inc. common share	$(0.27)	$(0.23)	$(0.28)	$(0.18)	$(0.13)	$(0.11)	$(0.14)	$(0.11)
Weighted average number of shares used in computing net loss per common share	74,851	74,379	73,946	73,144	71,977	71,161	70,370	69,324

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations, non-cash interest expense on convertible debt and income tax benefits associated with business combination as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands)
Cost of revenue:
Subscription and support	$1,733	$1,687	$1,588	$1,127	$1,135	$1,169	$1,484	$904
Professional services and other	2,345	2,191	2,452	1,846	1,612	1,688	1,504	1,173
Operating expenses:
Product development	6,427	5,926	6,342	4,848	3,999	4,035	4,060	3,207
Sales and marketing	7,369	6,825	7,379	5,175	4,283	4,142	4,204	3,958
General and administrative	5,675	3,889	5,613	3,946	3,148	2,686	3,415	2,554
Other income / (expenses) and income taxes, net	2,875	3,123	1,056	(1,119)	—	—	—	—
Total	$26,424	$23,641	$24,430	$15,823	$14,177	$13,720	$14,667	$11,796

Liquidity and Capital Resources
As of December 31, 2013, our primary sources of liquidity were our cash and cash equivalents totaling $451.6 million and $86.8 million in accounts receivable, net of allowance.
In the year ended December 31, 2013, cash flows from operations generated $62.2 million of cash.
Restricted cash totaled $753,000 and $541,000 at December 31, 2013 and 2012, respectively. These restricted cash accounts secure letters of credit applied against certain of our facility lease agreements. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as current other assets and $715,000 is classified as long-term other assets. The $541,000 restricted cash balance as of December 31, 2012 includes $266,000 classified as current other assets and $275,000 classified as long-term other assets.
As of December 31, 2013, we had an accumulated deficit of $449.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$62,235	$54,298	$36,273
Net cash used in investing activities	(81,023)	(24,105)	(11,252)
Net cash provided by financing activities	285,576	13,732	12,175
Effect of exchange rate changes on cash and cash equivalents	(1,070)	486	(46)
Net change in cash and cash equivalents	$265,718	$44,411	$37,150
Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2013 as compared to the same period in 2012 primarily as a result of an increase in deferred revenue resulting from an increase in billings associated with the increase in bookings. This increase was offset by the increase in deferred commission resulting from the increase in sales activity.
Cash used in investing activities during the year ended December 31, 2013 was related to acquiring companies and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing increased due to a $24.8 million cash payment, net of cash acquired, for the acquisition of T-HR in the fourth quarter of 2013, a $22.7 million cash payment, net of cash acquired, for the acquisition of OM in the second quarter of 2013, a $9.9 million cash payment, net of cash acquired, for the acquisition of WH in the first quarter of 2013, $747,000 in payments related to other acquisitions, an $8.5 million increase in capital expenditures for property and equipment to expand our global operations and a $500,000 equity investment in a small Ecommerce company in the first quarter of 2013.
The net cash provided by financing activities during the year ended December 31, 2013 increased from 2012 due to the $301.7 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes in June 2013 and a $1.0 million increase in proceeds received from employee stock option exercises. These increases were partially offset by the second quarter 2013 repurchase of 348,837 shares of our common stock for $30.0 million or $86.00 per share and a $1.1 million increase in related party capital lease payments related primarily to the Oracle unlimited license agreement amended during the first quarter of 2013.

Twelve Months Ended December 31, 2012 as Compared to the Twelve Months Ended December 31, 2011
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

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of our convertible senior notes, obligations under capital leases for equipment, notes payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2013, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(dollars in thousands)
Capital lease obligations	$250	$250	$—	$—	$—
Convertible 0.25% senior notes including interest	313,423	775	1,550	311,098	—
Debt obligations - related party	12,879	3,522	6,238	3,119	—
Total accrued contractual obligations	326,552	4,547	7,788	314,217	—

Operating lease obligations	58,406	12,001	21,367	16,415	8,623
Purchase obligations	19,956	15,738	4,218	—	—
Total off-balance sheet contractual obligations	78,362	27,739	25,585	$16,415	$8,623
Total contractual obligations	$404,914	$32,286	$33,373	$330,632	$8,623

Off-Balance Sheet Arrangements
During the years ended December 31, 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
See Note 2. in Notes to our Consolidated Financial Statements "Significant Accounting Policies".

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $451.6 million at December 31, 2013. Cash equivalents were held primarily in money market funds.
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

Market Risk
In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 ("the Notes"). The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of December 31, 2013, the fair value of the Notes was $342.1 million.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2013, the U.S. dollar increased against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 5.8% when compared to the same period in the prior year. For the year ended December 31, 2013, the fluctuation in foreign currency rates positively affected our income by approximately $2.0 million.

During the year ended December 31, 2013, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 6 under the heading “Notes to the Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.
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
We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, total equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.'s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
February 28, 2014

  NetSuite Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$451,577	$185,859
Accounts receivable, net of allowances of $833 and $701 as of December 31, 2013 and December 31, 2012, respectively	86,818	64,861
Deferred commissions	38,187	26,959
Other current assets	22,622	9,049
Total current assets	599,204	286,728
Property and equipment, net	48,183	27,210
Deferred commissions, non-current	8,405	4,784
Goodwill	84,478	35,661
Other intangible assets, net	20,460	12,420
Other assets	11,669	2,972
Total assets	$772,399	$369,775
Liabilities and total equity
Current liabilities:
Accounts payable	$4,838	$3,476
Deferred revenue	211,694	154,051
Accrued compensation	24,535	18,806
Accrued expenses	21,721	11,974
Other current liabilities (including note payable to related party of $3,054 and $1,584 as of December 31, 2013 and December 31, 2012, respectively)	16,776	9,948
Total current liabilities	279,564	198,255
Long-term liabilities:
Convertible 0.25% senior notes, net	254,038	—
Deferred revenue, non-current	12,913	7,365
Other long-term liabilities (including note payable to related party of $8,702 and $401 as of December 31, 2013 and December 31, 2012, respectively)	15,832	5,386
Total long-term liabilities	282,783	12,751
Total liabilities	562,347	211,006
Commitments and contingencies (Notes 11 and 12)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 75,131,404 and 72,675,265 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	751	727
Additional paid-in capital	658,717	535,853
Accumulated other comprehensive income / (loss)	(246)	950
Accumulated deficit	(449,170)	(378,761)
Total equity	210,052	158,769
Total liabilities and total equity	$772,399	$369,775
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Comprehensive Loss
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2013		2012		2011
Revenue:
Subscription and support		$333,556		$252,903		$199,579
Professional services and other		80,952		55,922		36,747
Total revenue		414,508		308,825		236,326
Cost of revenue:
Subscription and support		55,269		41,857		33,083
Professional services and other		79,925		53,706		37,777
Total cost of revenue		135,194		95,563		70,860
Gross profit		279,314		213,262		165,466
Operating expenses:
Product development		78,312		52,739		43,531
Sales and marketing		210,079		154,294		120,172
General and administrative		51,693		38,469		31,951
Total operating expenses		340,084		245,502		195,654
Operating loss		(60,770)		(32,240)		(30,188)
Other income / (expense), net:
Interest income		67		158		167
Interest expense		(8,424)		(192)		(181)
Other expense, net		(383)		(412)		(34)
Total other income / (expense), net		(8,740)		(446)		(48)
Loss before income taxes		(69,510)		(32,686)		(30,236)
Provision for income taxes		899		2,543		1,771
Net loss		(70,409)		(35,229)		(32,007)
Net loss per common share, basic and diluted	$(0.95)		$(0.50)		$(0.48)
Weighted average number of shares used in computing net loss per share	74,085		70,713		66,919

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(1,136)		659		(79)
Accumulated pension liability		(60)		(78)		(130)
Comprehensive loss		$(71,605)		$(34,648)		$(32,216)

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Total Equity
(dollars in thousands)
	Common Stock		Additional paid-in	Accumulated other comprehen-sive	Accumulated	Total
	Shares	Amount	capital	income / (loss)	deficit	equity
BALANCES, January 1, 2011	64,887,677	$649	$416,582	$578	$(311,525)	$106,284
Exercise of stock options for cash	2,052,798	21	13,728			13,749
Repurchase and vesting of restricted stock awards and units	1,806,719	18	(307)			(289)
Income tax expense - foreign stock-based compensation			319			319
Capitalized stock-based compensation			448			448
Stock-based compensation			38,315			38,315
Shares issued to acquire SPC	38,102	—	1,400			1,400
Accumulated pension liability				(130)		(130)
Foreign currency translation adjustment				(79)		(79)
Net loss					(32,007)	(32,007)
BALANCES, December 31, 2011	68,785,296	688	470,485	369	(343,532)	128,010
Exercise of stock options for cash	2,028.576	20	15,915			15,935
Repurchase and vesting of restricted stock awards and units	1,861,393	19	(276)			(257)
Excess tax benefit on stock-based compensation			297			297
Capitalized stock-based compensation			990			990
Stock-based compensation			48,442			48,442
Comprehensive loss:
Accumulated pension liability				(78)		(78)
Foreign currency translation adjustment				659		659
Net loss					(35,229)	(35,229)
BALANCES, December 31, 2012	72,675,265	727	535,853	950	(378,761)	158,769
Exercise of stock options for cash	1,102.032	11	16,940			16,951
Repurchase and vesting of restricted stock awards and units	1,702,944	17	(179)			(162)
Excess tax benefit on stock-based compensation			410			410
Capitalized stock-based compensation			1,099			1,099
Stock-based compensation			73,660			73,660
Convertible 0.25% senior notes issuance			60,931			60,931
Comprehensive loss:
Repurchase and retirement of common stock	(348,837)	(4)	(29,997)			(30,001)
Accumulated pension liability				(60)		(60)
Foreign currency translation adjustment				(1,136)		(1,136)
Net loss					(70,409)	$(70,409)

BALANCES, December 31, 2013	75,131,404	$751	$658,717	$(246)	$(449,170)	$210,052
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(70,409)	$(35,229)	$(32,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,668	11,006	9,177
Amortization of other intangible assets	6,749	4,580	3,786
Amortization of debt discount and transaction costs	7,316	—	—
Provision for accounts receivable allowances	1,041	616	328
Stock-based compensation	73,660	48,442	38,315
Amortization of deferred commissions	55,531	45,312	34,666
Excess tax benefit stock-based compensation	(410)	(297)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(22,305)	(25,913)	(12,093)
Deferred commissions	(70,380)	(50,504)	(44,429)
Other current assets	(12,486)	(443)	(837)
Other assets	(2,329)	818	84
Accounts payable	1,691	1,030	725
Accrued compensation	6,173	940	5,721
Deferred revenue	63,510	49,524	30,529
Other current liabilities	8,771	5,453	2,376
Other long-term liabilities	444	(1,037)	(68)
Net cash provided by operating activities	62,235	54,298	36,273
Cash flows from investing activities:
Purchases of property and equipment	(20,337)	(11,843)	(8,586)
Capitalized internal use software	(2,056)	(3,041)	(816)
Cash paid in business combinations, net of cash received	(58,630)	(9,221)	(1,850)
Net cash used in investing activities	(81,023)	(24,105)	(11,252)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	310,000	—	—
Payments of issuance costs on convertible 0.25% senior notes	(8,260)	—	—
Payments under capital leases	(744)	(726)	(483)
Payments under capital leases and long-term debt - related party	(2,612)	(1,550)	(1,117)
Payments to repurchase common stock	(30,000)	—
Excess tax benefit stock-based compensation	410	297	—
RSUs acquired to settle employee withholding liability	(162)	(257)	(269)
Proceeds from issuance of common stock	16,944	15,968	14,044
Net cash provided by financing activities	285,576	13,732	12,175
Effect of exchange rate changes on cash and cash equivalents	(1,070)	486	(46)
Net change in cash and cash equivalents	265,718	44,411	37,150
Cash and cash equivalents at beginning of period	185,859	141,448	104,298
Cash and cash equivalents at end of period	$451,577	$185,859	$141,448
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$431	$82	$109
Cash paid for interest to other parties	$442	$124	$53
Cash paid for income taxes, net of tax refunds	$937	$1,248	$1,271
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$11,355	$—	$595
Fixed assets and other acquired under capital lease	$—	$—	$1,233
Common stock issued in connection with business combination	$—	$—	$1,400
See accompanying Notes to Consolidated Financial Statements

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition, the Company offers a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”), Human Capital Management ("HCM") and that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.
Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Recent Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, on disclosures about reclassifications out of accumulated other comprehensive income. Entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The Company adopted the revised standard in 2013 and the adoption did not have an impact on its consolidated results of operations for disclosure.
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

Revenue Recognition
The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its cloud-based application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. For the most part, professional services and other revenue include fees from consultation services to support the business process mapping, configuration, data migration, integration and training. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

NetSuite Inc.
Notes to Consolidated Financial Statements

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
In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing its cloud-based application suite and professional services associated with consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Subscription and support have standalone value because they are routinely sold separately by the Company. For the most part, professional services have standalone value because the Company has sold professional services separately and there are several third party vendors that routinely provide similar professional services to its customers on a standalone basis.
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
Deferred Commissions
The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are

NetSuite Inc.
Notes to Consolidated Financial Statements

amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $70.4 million, $50.5 million and $44.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. Commission amortization expense was $55.5 million, $45.3 million and $34.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Internal Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2013, 2012 and 2011. The Company capitalized $3.2 million, $4.1 million and $1.3 million in internal use software during the years ended December 31, 2013, 2012 and 2011, respectively. Included in the 2013, 2012 and 2011 capitalized development costs are $1.1 million, $990,000 and $448,000, respectively, in stock-based compensation costs. Amortization expense totaled $1.6 million, $629,000 and $302,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of capitalized internal use software at December 31, 2013 and 2012 was $6.5 million and $5.0 million, respectively. In December 2012, the Company purchased $1.5 million in developed technology which was capitalized as internal use software. A total of $1.3 million was paid to the two former owners on the purchase date and the remaining $225,000 is to be paid within 15 months after the purchase date. The $1.5 million total purchase price is included in the $4.1 million in development costs capitalized in 2012. During 2013, the Company integrated this developed technology into its data center production environment.

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

 Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. During the fourth quarter of fiscal 2013, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired at December 31, 2013.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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
The Company did not recognize any impairment charges on its long-lived assets during the years ended 2013 and 2011.
Leases
The Company leases worldwide facilities and certain other equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Under certain leases, the Company also receives reimbursements for leasehold improvements. These reimbursements are lease incentives which are recognized as a liability and are amortized on a straight-line basis over the term of the lease as a component of minimum rental expense. The leasehold improvements are included in property, plant and equipment and are amortized over the shorter of the estimated useful life of the improvements or the lease term.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

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
Concentration of Credit Risk and Significant Customers and Suppliers
Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivables balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account's contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries. At December 31, 2013 and 2012, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the periods presented. At December 31, 2013 and 2012, long-lived assets located outside the United States were not significant.

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
United States	$308,513	$227,975	$172,527
International	105,995	80,850	63,799
Total revenue	$414,508	$308,825	$236,326

Percentage of revenue generated outside of the United States	26%	26%	27%
No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2013, 2012 or 2011.
Certain Significant Risks and Uncertainties
The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows; advances and trends in new technologies and industry standards; pressures resulting from new applications offered by competitors; changes in certain strategic or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic or political conditions or regulations; availability of necessary product components; and the Company's ability to attract and retain employees necessary to support its growth.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income / (loss). Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $343,000, $487,000 and $102,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising expense was $8.2 million, $4.1 million and $3.5 million, respectively.

Stock-Based Compensation
The Company uses the fair value method for recording stock-based compensation for new awards granted, modified, repurchased or cancelled. The Company recognizes compensation costs for stock option grants, restricted awards and restricted stock unit awards on a straight-line basis over the requisite service period for the entire awards. The Company recognizes

NetSuite Inc.
Notes to Consolidated Financial Statements

compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period.
Under the 2007 Equity Incentive Plan (the "2007 Plan"), the Company has granted selected executives and other key employees performance shares ("PS") and performance share units ("PSUs"), which are restricted stock units (“RSUs”). PS vesting is contingent upon meeting certain company-wide performance goals while PSUs vesting is contingent upon meeting certain company-wide performance goals and market-based performance goals. Unforfeited PS and PSUs generally will vest in three equal annual tranches over the service period. However, the 2011 PSU grants vested 1/12 per quarter with the initial vesting event on February 15, 2012. The PS and PSUs grant date fair value, which is also the total stock-based compensation expense associated with the performance based awards, is determined based on the value of the underlying shares on the grant date and is recognized over the vesting term. On a quarterly basis, management estimates the number of PS and PSUs that will be granted at the end of the performance period. The PS fair value is based on market value of shares on the grant date (the intrinsic value). The fair value of the market-based PSUs on the grant date (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group. In 2013, performance metrics for certain PS awarded for 2014 had not been set by the Company's Board of Directors. As such, there is no accounting for these awards until the performances metrics are set.
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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse the Company for certain operating expenses it incurs. While the Company became eligible to participate in this program in 2010, it did not record a subsidy credit in the financial statements until it was assured of collection in 2012. Effective January 2012, when the Company incurs reimbursable operating expenses, it records a reduction in product development expenses and a receivable from the Czech government. During the years ended December 31, 2013 and December 31, 2012, the Company's product development operating expenses were reduced by approximately $2.5 million and $2.0 million, respectively, for reimbursements of eligible operating expenses incurred during the year ended December 31, 2013 and the period from November 2010 to December 31, 2012, respectively. The Company received approximately $2.0 million and $1.2 million in payments from the Czech Republic government during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, $1.4 million in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The government subsidy program terminates in 2014.

Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to NetSuite Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares including options, restricted stock, restricted stock units, performance share units, performance shares and convertible debt shares. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Accumulated Other Comprehensive Income / (Loss)

Accumulated other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax, and an accumulated pension liability for employees located in the Philippines. The foreign currency translation gains /(losses), net of taxes as of December 31, 2013 and 2012 were $22,000, and $1.2 million, respectively. The unamortized defined benefit pension costs as of December 31, 2013 and 2012 was $(268,000) and $(200,000), respectively.
Note 3. Business Combinations
During 2013, the Company acquired TribeHR, an on-line human capital management software provider and, OrderMotion, an online Ecommerce company and a website hosting provider company. In connections with these acquisitions, the Company incurred transaction costs totaling $3.0 million.

NetSuite Inc.
Notes to Consolidated Financial Statements

	2013 Acquisitions
	TribeHR	OrderMotion	Website Hosting Provider
	November 1, 2013	May 3, 2013	March 6, 2013
	(dollars in thousands)
Cash	$—	$1,069	$264
Accounts receivable	—	804	—
Developed technology	1,300	5,100	1,100
Customer relationships	1,000	3,000	2,100
Trademarks	600	400	200
Goodwill	21,543	18,176	9,721
Other assets / (liabilities), net	352	(433)	(75)
Deferred income tax liabilities	—	—	(1,322)
Total purchase price	$24,795	$28,116	$11,988

Under the acquisition method of accounting, the Company allocates the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company makes various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the expected costs to recreate the assets, present value of future payments, relief of royalty and multiple period excess earnings. The excess of the purchase price over the total identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles.
TribeHR

On November 1, 2013, the Company completed the purchase all of the outstanding equity of TribeHR ("T-HR"), an on-line human capital management software provider. The T-HR product expands the Company's product suite and the T-HR workforce augments the Company's existing product development teams, which allows the Company to expand its business capabilities in human resource management. The assets, liabilites and operating results of T-HR are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $24.8 million in cash of which, $2.5 million is being held in escrow for up to 12 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the fourth quarter of 2013, the Company recorded $1.3 million in operating expenses related to transaction costs associated with this business combination. The Company did not record any in-process research and development charges in connection with the acquisition.

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, five years;

•	customer relationships, four years; and

•	trademarks, two years.
The Company is also undertaking an analysis of certain tax matters associated with the T-HR acquisition which could result in an adjustment to the acquisition price allocation. Comparative pro forma financial information for this acquisition has not been presented because T-HR is not material to the Company's consolidated results of operations.
OrderMotion

On May 3, 2013, the Company completed the purchase all of the outstanding equity of OrderMotion ("OM"). OM provides online Ecommerce Order Management Services that performs the back-end process for Ecommerce web stores. The OM product augments the Company's existing product offering, which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets, liabilites and operating results of OM are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid the former owners $23.5 million in cash. Additional consideration of $3.5 million in cash is being withheld up to 15 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. The Company also withheld $1.1 million as indemnification against losses the Company may incur from certain tax related matters of OM. This consideration is restricted until the Company determines that the matters have been properly settled. During the second quarter of 2013, the Company recorded $311,000 in employee termination costs and $1.1 million in operating expenses related to transaction costs associated with this business combination.

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, four years;

•	customer relationships, four years; and

•	trademarks, two years.
The Company is also undertaking an analysis of certain tax matters associated with the OM acquisition which could result in an adjustment to the acquisition price allocation. Comparative pro forma financial information for this acquisition has not been presented because OM is not material to the Company's consolidated results of operations.
Website Hosting Provider

On March 6, 2013, the Company completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. The WH workforce augments the Company's existing product development teams, which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets, liabilities and operating results of WH are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $10.2 million in cash. Additional consideration of $1.8 million in cash is being withheld for various periods up to 24 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. During the first quarter of 2013, the Company recorded $560,000 in operating expenses related to transaction costs associated with this business combination.
Additionally, the Company recognized $1.1 million in federal and $204,000 in state deferred tax liabilities related to the acquired identifiable intangible assets which resulted in a $1.1 million decrease in the Company's income tax expense in the first quarter of 2013. The Company did not record any in-process research and development charges in connection with the acquisition.

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, three years;

•	customer relationships, four years; and

•	trademarks, two years.

Comparative pro forma financial information for this acquisition has not been presented because WH is not material to the Company's consolidated results of operations.

	2012 and 2011 Acquisitions
	Retail Anywhere	South America ECommerce	On-demand Software
	November 21, 2012	May 2012	August 2, 2011
	(dollars in thousands)
Cash	$—	$179	$—
Accounts receivable	444	95	47
Developed technology	1,300	82	2,513
Customer relationships	1,400	169	183
Non-compete agreements	200	883	—
Trademarks	200	487	—
Goodwill	3,557	4,446	157
Accounts payable	(372)	—	—
Other assets / (liabilities), net	(435)	(128)	—
Total purchase price	$6,294	$6,213	$2,900

During 2012, the Company acquired Retail Anywhere and two small South American companies to further develop its Ecommerce vertical. In connections with these acquisitions, the Company incurred transaction costs totaling $1.2 million.

NetSuite Inc.
Notes to Consolidated Financial Statements

Retail Anywhere

In November 2012, the Company purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. The Company purchased certain RA assets and assumed certain liabilities to expand its retail software solutions in the Ecommerce vertical. RA software allows the Company to expand its Ecommerce services to brick and mortar store point of sale terminals. The RA assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $5.0 million in cash. Additional consideration of $1.3 million in cash was being withheld for up to the 15 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. As of December 31, 2013, the Company's remaining obligation was $1.1 million.

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, three years;

•	customer relationships, four years;

•	non-compete agreements, two years; and

•	trademarks, one year.

The RA operating results are not material for pro forma disclosure.
South American Ecommerce

In May 2012, the Company completed the purchase of all the outstanding equity of two small South American companies ("SAC") that specialize in Ecommerce technology and services. The Company also purchased certain assets from two entities related to the SAC. The SAC workforce augments the Company's existing professional services and product development teams which allows the Company to expand its business capabilities in Ecommerce technology and services. The assets and operating results of the SAC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing dates, the Company paid $4.0 million in cash. Additional consideration of $2.2 million in cash is being withheld for various periods up to the next 10 years following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. As of December 31, 2013, the Company's remaining obligation was $1.6 million.
During the third quarter of 2012, the Company completed an analysis of the tax attributes of the assets acquired and liabilities assumed and, as a result, the initial asset allocation prepared in the second quarter remained unchanged.
The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	non-compete agreements, three years;

•	trademarks, five years;

•	customer relationships, one year to three years;

•	and developed technology, one year.
The SAC's operating results are not material for pro forma disclosure.
On-demand Software
On August 2, 2011, the Company completed the purchase of substantially all of the assets of a small private company ("SPC") that provides on-demand software. Accordingly, the assets and operating results of SPC are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. As consideration on the closing date, the Company paid $1.1 million in cash and issued 38,102 shares of the Company's common stock valued at $1.4 million on the closing date. Additional consideration of $375,000 in cash was paid in 2012 that was being withheld for a year following the close of the transaction as protection against certain losses the Company may have incurred in the event of certain breaches of representations and warranties covered in the purchase agreement. Third-party costs associated with this transaction were negligible. The Company is integrating SPC's technology into its product suite to enhance the functionality of its suite.

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

	December 31,
	2013	2012
	(dollars in thousands)
Cash	$329,050	$113,392
Money Market Mutual Funds	122,527	72,467
Total cash and cash equivalents	$451,577	$185,859

Restricted cash totaled $753,000 and $541,000 as of December 31, 2013 and December 31, 2012, respectively. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as current other assets and $715,000 is classified as long-term other assets. The $541,000 restricted cash balance as of December 31, 2012 includes $266,000 classified as current other assets and $275,000 classified as long-term other assets.
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

As of December 31, 2013, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Money market funds	$122,527	$—	$—	$122,527	$72,467	$—	$—	$72,467
Foreign exchange contracts	—	375	—	375	—	97	—	97
Total	$122,527	$375	$—	$122,902	$72,467	$97	$—	$72,564

Liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$—	$231	$—	$231
Total	$—	$—	$—	$—	$—	$231	$—	$231

Note 6. Hedging Activity
Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities
During the year ended December 31, 2013, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $198.2 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.
As of December 31, 2013 and 2012, the Company had the following outstanding foreign exchange forward contracts:

	December 31, 2013		December 31, 2012
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)
British pound	$7,537	$4,799	$7,188	$3,435
Australian dollar	11,416	4,979	9,360	4,793
Japanese yen	2,285	—	1,260	—
Canadian dollar	2,445	1,817	531	515
Euro	1,356	—	883	256
Czech crown	5,240	3,490	3,440	1,895
Mexican peso	158	116	161	—
Philippine peso	5,940	3,940	4,085	4,085
New Zealand dollar	287	—	73	—
Total	$36,664	$19,141	$26,981	$14,979

The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(US dollars in thousands)
Foreign exchange contracts	Other current assets	$375	$97	Other current liabilities	$—	$231
Total		$375	$97		$—	$231

 The effect of derivative instruments on the Statement of Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Twelve Months Ended December 31,
Derivatives and forward contracts		2013	2012	2011
		(US dollars in thousands)
Foreign exchange contracts	Other income/ (expense), net	$1,095	$(512)	$(63)
Total		$1,095	$(512)	$(63)
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

Note 7. Property and Equipment
Property and equipment as of December 31, 2013 and 2012 consisted of:

	December 31,
	2013	2012
	(dollars in thousands)
Computer equipment	$51,310	$40,036
Purchased software	28,943	15,769
Internally developed software	12,052	8,897
Leasehold improvements	10,690	6,233
Furniture, fixtures and office equipment	7,875	4,718
Total property and equipment	110,870	75,653
Accumulated depreciation and amortization	(62,687)	(48,443)
Property and equipment, net	$48,183	$27,210

Depreciation and amortization expense was $15.7 million, $11.0 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Patent Cross License Agreement
In July 2011, the Company entered into a patent cross licensing agreement ("the Agreement") with a large technology company for $3.0 million which it had paid as of December 31, 2013. The Agreement provides the Company with the right to use the large technology company's patents over a period that is slightly in excess of six years and resolves any claims relating to alleged past usage of the large technology company's patents. The Agreement also provides the large technology company with the right to use the Company's existing and future patents. The Company estimated the total present value of the historical patent rights to be approximately $679,000 and recorded this amount as general and administrative expense in its consolidated statement of operations for the second quarter of 2011. During the years ended December 31, 2013, 2012 and the second half of 2011, the Company recorded $246,000, $191,000 and $79,000, respectively, in amortized patent license expense as cost of revenue. As of December 31, 2013, the Company's financial statements include short-term and long-term unamortized patent license costs of $309,000 and $1.3 million, respectively.
Note 8. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 was as follows:

(dollars in thousands)
Balance as of January 1, 2012	$27,564
Goodwill acquired:
SAC business combination May 2012	4,446
RA business combination Nov 2012	3,557
Foreign exchange adjustment	94
Balance as of December 31, 2012	35,661
Goodwill acquired:
WH business combination March 2013	9,721
OM business combination May 2013	18,176
T-HR business combination November 2013	21,543
Foreign exchange adjustment	$(623)
Balance as of December 31, 2013	$84,478

The Company does not have a history of goodwill impairments.

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	December 31, 2013
	(dollars in thousands)
Developed technology	$19,721	$(11,324)	$8,397
Trade name	2,827	(1,621)	1,206
Customer relationships	21,308	(10,946)	10,362
Non-competition agreements	1,076	(581)	495
Total	$44,932	$(24,472)	$20,460

	December 31, 2012
	(dollars in thousands)
Developed technology	$12,221	$(8,954)	$3,267
Trade name	1,627	(1,064)	563
Customer relationships	15,208	(7,578)	7,630
Non-competition agreements	1,168	(208)	960
Total	$30,224	$(17,804)	$12,420
The total amortization expense for other intangible assets was $6.7 million, $4.6 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

 Future amortization of intangible assets recorded as of December 31, 2013 is expected to be as follows:

Fiscal year ending December 31:	(dollars in thousands)
2014	$8,048
2015	6,695
2016	4,217
2017	1,283
2018	217
Total	$20,460

Note 9. Accrued Compensation
Accrued compensation as of December 31, 2013 and 2012 consists of:

	December 31,
	2013	2012
	(dollars in thousands)
Sales commission	$11,237	$8,789
Employee bonus	7,118	5,397
Employee benefits, payroll taxes and other	6,180	4,620
Total accrued compensation	$24,535	$18,806

Note 10. Long-term Debt

0.25% Convertible Senior Notes
In June 2013, the Company issued at par value 310.0 million of 0.25% convertible senior notes due June 1, 2018 (the “Notes”). Interest is payable semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2013.
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
As of December 31, 2013, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.9 million as of December 31, 2013. The Notes consisted of the following as of December 31, 2013:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(55,962)
Net carrying amount	$254,038

Fair value - level 2	$342,085

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
As of December 31, 2013, the remaining life of the Notes is approximately 4.50 years.
The following table sets forth total interest expense recognized related to the Notes during the twelve months ended December 31, 2013:

(in thousands)
Contractual interest expense	$446
Amortization of debt issuance costs	696
Amortization of debt discount	6,620
Total	$7,762

Effective interest rate	5.4%
In connection with issuing at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018, our Board of Directors approved the use of $30.0 million of the net proceeds to repurchase 348,837 shares of our common stock for $30.0 million or $86.00 per share. The Company has since retired these shares.

Related Party Debt
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
In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37-month extension of unlimited licenses to the October 2007 license agreement from Oracle and was financed pursuant to notes issued to Oracle USA, Inc. at a rate of 2.12% per annum. On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company will pay $2.4 million for the support services from February 28, 2013 to February 27, 2014. The Company may renew support services for four subsequent annual periods for a fee of $4.3 million per year. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.0% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.
Future debt payments under notes payable (including $403,000 in payments related to the May 10, 2010 second amendment) as of December 31, 2013 are as follows:

(dollars in thousands)
Years ending:
2014	$3,522
2015	3,119
2016	3,119
2017	3,119
Future debt payments	12,879
Amount representing interest	1,123
Present value of future debt payments	$11,756

The current and long-term portions of the notes payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2013	2012
	(dollars in thousands)
Current portion	$3,054	$1,584
Long-term portion	8,702	401
Total long-term debt	$11,756	$1,985
The maximum amount outstanding under the notes and annual support agreement was $14.4 million and $3.5 million during the years ended December 31, 2013 and 2012, respectively.

The following table details payments to Oracle USA and Oracle Credit Corporation:

	Twelve Months Ended December 31,
	2013	2012	2011
	(dollars in thousands)
License fee	$2,612	$1,550	$1,117
Support	2,380	2,373	1,778
Interest	431	82	109
Total paid	$5,423	$4,005	$3,004

Note 11. Lease Commitments
The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2014. The total outstanding balance financed under capital leases was $247,000 and $1.0 million at December 31, 2013 and 2012, respectively. Accumulated amortization on the leased assets was $2.1 million and $1.3 million at December 31, 2013 and 2012, respectively. Amortization of assets recorded under the capital leases is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Current portion	$247	$744
Long-term portion	—	247
Total debt related to capital leases	$247	$991

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2021. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay executory costs such as maintenance, taxes, and insurance. The Company leases office space in the U.S. and throughout the world with various expiration dates through 2021. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2013 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2014	$250	$12,001	$12,251
2015	—	11,553	11,553
2016	—	9,814	9,814
2017	—	8,112	8,112
2018	—	8,303	8,303
Thereafter	—	8,623	8,623
Future minimum lease payments	250	$58,406	$58,656
Amount representing interest	3
Present value of future minimum lease payments	$247

 Rental expenses for operating leases were $11.1 million, $8.0 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 12. Commitments and Contingencies
Legal Proceedings
The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or our financial position.
Note 13. Stock-based Compensation
Stock-based Plans
The Company maintains the 2007 Plan for the purpose of granting incentive stock options, nonstatutory stock options, RSUs, PSs, stock appreciation rights and PSUs to its employees and directors. Additionally, the Company has an additional plan, the 1999 Stock Plan ("the 1999 Plan"), with options outstanding from which it will not grant any additional awards.
The 2007 Plan, adopted by the Company's Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2013, 3,937,448 shares remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine.

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

Amounts recognized in the financial statements related to the 2007 Plan are as follows:

	December 31,
	2013	2012	2011
	(dollars in thousands)
Total cost of stock-based plan during the year	$74,759	$49,432	$38,763
Capitalized stock-based compensation	(1,099)	(990)	(448)
Previously capitalized stock-based compensation amortized during the year	505	179	—
Stock-based compensation expense	$74,165	$48,621	$38,315

Foreign income tax associated with stock-based compensation	$249	$287	$326

The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs, PSs and PSUs.

During the first quarter of 2012, the Company granted 341,750 PS, with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that are subject to the Company's performance in 2012 and 2014. The PS vesting for each tranche is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and 2014, respectively. Additionally, in the first quarter of 2012, the Company also awarded these employees 170,875 PS for 2013 and an additional 170,875 PS award for 2014. The Company's Board of Directors set the performance metrics for the 2013 award in first quarter 2013 and will set the performance metrics for 2014 award in the first quarter 2014. As such, there is no accounting impact for these awards until the period the performance metrics are set.

The PS are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals is known which is typically in the first quarter of the following year.

For the PS tranche granted for 2013, the Company achieved 137% of its company-wide performance goals resulting in the Company granting an additional 72,542 shares to select executives and key employees. The 2013 PS grants vest 1/3 per year with the initial vesting event in February 2014.

For the PS tranche granted for 2012, the Company achieved 110% of its company-wide performance goals resulting in the Company granting an additional 16,532 shares to select executives and key employees. The 2012 PS grants vest 1/3 per year with the initial vesting event on February 2013.

During the first quarter of fiscal 2011, the Company granted 162,558 PSUs to selected executives and other key employees. These PSUs were divided into two sets: PSUs whose vesting is based upon the Company’s stock performance in relation to a group of peer companies (market-based) and PSUs whose vesting is contingent upon meeting certain company-wide performance goals (performance-based). The following company-wide performance goals were set for 2011: 60% of the shares are contingent upon meeting revenue goals, 15% of the shares are contingent upon meeting a non-GAAP measure of operating margin and 25% are contingent upon meeting a non-GAAP measure of operating cash flows. These shares are subject to term vesting conditions.

For 2011, the Company achieved 175% of its market-based performance goals and 144% of its company-wide performance goals resulting in the Company granting an additional 96,715 shares to select executive and key employees. The 2011 PSU grants vest 1/12 per quarter with the initial vesting event in February 2012.
As of December 31, 2013 and 2012, all outstanding stock-based payment awards qualified for classification as equity.

Stock Options

A summary of the Company's stock option activity during the year ended December 31, 2013 was as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2013	2,515	$18.28
Granted	544	78.70
Exercised	(1,102)	15.38
Cancelled and forfeited	(68)	41.97
Outstanding at December 31, 2013	1,889	36.51	6.6	$125,674
Vested and expected to vest	1,811	35.05	6.5	123,091
Exercisable at December 31, 2013	1,159	$20.38	5.4	$95,791
The total intrinsic value of the options exercised was $75.9 million, $95.4 million and $59.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $17.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.5 years.

 The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2013	2012	2011
Weighted-average fair value of options granted	$35.44	$23.92	$15.96
Expected term	6.1 years	6.0 years	6.1 years
Expected volatility	46%	52%	53%
Risk-free interest rate	1.16%	1.04%	2.39%
Dividend yield	none	none	none
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
Restricted Stock Units, Restricted Stock, Performance Share and Performance Share Units

A summary of the Company's RSU, RS, PS and PSU activity during the year ended December 31, 2013 is as follows:

	Shares	Weighted-average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2013	3,116	$32.57
Granted	1,450	80.50
Vested	(1,705)	30.17
Cancelled and forfeited	(193)	42.82
Nonvested at December 31, 2013	2,668	$59.35	$274,883
For the restricted stock units, restricted stock, performance shares and performance share units that vested during the years ended December 31, 2013, 2012 and 2011, the total intrinsic value was $145.3 million, $94.6 million and $62.7 million , respectively.
In accordance with the T-HR acquisition agreement, at the close of the transaction, the Company granted certain former T-HR stockholders and now employees of the Company, 37,852 restricted stock units valued at $4.0 million and will grant another $3.0 million in restricted stock units on the one year anniversary of the close date. The restricted stock units will vest over four years in accordance with the terms of the Company's equity compensation plan. The costs of the equity grants will be recognized in the Company's statement of operations over the four year vesting period.
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

Compensation expense for RSUs, restricted stock, PS and PSUs is determined based on the value of the underlying shares on the date of grant. The typical RSUs, restricted stock, PS and PSU fair value is based on market value of shares on the grant date (the intrinsic value). The fair value of the market-based PSUs on the grant date (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group. As of December 31, 2013, there were $116.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to RSUs, restricted stock, PSs and PSUs that is expected to be recognized over a weighted-average period of 2.1 years.
Reserved for Future Issuance
The Company has reserved the following shares of authorized but unissued common stock for future issuance:

December 31, 2013
(shares in thousands)
Options outstanding	1,889
RSUs, PSs, PSUs and restricted stock awards outstanding	2,668
2013 and 2014 PS	206
Shares available for future grants	3,937
Total	8,700

Note 14. Other Employee Benefits Plans
The Company has a defined contribution retirement plan ("the Plan") that covers substantially all domestic employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. Effective January 1, 2013, the Company increased the maximum annual employer contribution match from $3,570 to $4,000. The Company also contributes to various retirement plans for its employees outside the United States. The Company contributed $3.9 million, $2.7 million and $2.3 million to its various retirement plans for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recorded a total of $188,000 in 2013 and $152,000 in 2012 in service and interest costs and actuarial losses relating to its statutory pension benefit obligation for its employees in Manila, Philippines. Included in long-term liabilities is the total unfunded projected benefit obligation for this plan which is approximately $482,000 and $321,000 as of December 31, 2013 and 2012, respectively. During fiscal years 2013, 2012 and 2011 the Company recorded $126,000, $74,000 and $32,000 respectively, in periodic benefit costs for this plan with a corresponding decrease in accumulated other comprehensive income.

Note 15. Income Taxes
The components of income before income taxes attributable to domestic and foreign operations are as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Income / (loss) before income taxes is as follows:
Domestic	$(76,715)	$(37,203)	$(35,277)
Foreign	7,205	4,517	5,041
Total	$(69,510)	$(32,686)	$(30,236)

The federal, state and foreign income tax provisions for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Current taxes:
Federal	$—	$—	$—
State	(29)	60	88
Foreign	1,236	2,483	1,619
Total current taxes	$1,207	$2,543	$1,707
Deferred taxes:
Federal	$(974)	$—	$—
State	(70)	—	—
Foreign	736	—	64
Total deferred taxes	(308)	—	64
Total	$899	$2,543	$1,771

During the three months ended March 31, 2013, the Company recorded approximately $1.1 million of additional net deferred tax liabilities related to the WH acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $1.1 million for 2013.

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011

Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax, net of federal benefit	(0.06)%	(1.51)%	0.02%
Foreign rate differential	(2.34)%	(3.12)%	(0.09)%
Share-based compensation	(8.73)%	(10.89)%	(7.94)%
Meals and entertainment	(0.29)%	(0.36)%	(0.16)%
Inter-company debt restructuring	—%	—%	(3.68)%
Other permanent differences	(2.13)%	(0.27)%	0.08%
Valuation allowance	(22.75)%	(26.63)%	(29.05)%
Effective income tax rate	(1.30)%	(7.78)%	(5.82)%

  Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Deferred tax assets:
Deferred revenue	$2,747	$2,558
Other reserves and accruals	7,194	7,405
Share-based compensation	12,106	8,716
Federal operating loss carryforwards	107,662	92,781
State and foreign net operating loss carryforwards	13,514	13,402
Research and development credits	3,800	3,825
Deferred tax assets	147,023	128,687
Deferred tax liabilities:
Property and equipment	$(338)	$(282)
Convertible debt	(20,334)	—
Acquired intangible assets	(3,321)	(1,077)
Tax deductible goodwill	(406)	(274)
Deferred tax liabilities	(24,399)	(1,633)
Net deferred tax assets, before valuation allowance	122,624	127,054
Valuation allowance	(122,428)	(126,853)
Net deferred tax assets	$196	201
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2013, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2013, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets in the U.S. and Japan due to continuing losses and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. The additional deferred tax assets relate to operations in foreign jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will be realized.
As of December 31, 2013, the Company had approximately $660.6 million of consolidated federal net operating loss carryforwards and $333.8 million of California net operating loss carryforwards available to offset future taxable income, respectively. The increase in net operating loss carryforwards resulted primarily from employee stock-based compensation deductions in the U.S. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2033. The California net operating loss carryforwards expire in varying amounts between 2014 and 2033. The Company also had approximately $104.5 million of gross other state net operating loss carryforwards available to offset future taxable income which will expire in vary amounts between 2014 and 2033.
The net operating losses include approximately $100.4 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital. During 2013, the Company recorded approximately $410,000 of tax benefits related to stock-based compensation that were credited to stockholder's equity during the year.
The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards at the end of 2013. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire.
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
The Company has not provided for U.S. federal and foreign withholding taxes on its undistributed earnings from its non-U.S. operations as of December 31, 2013 because the Company intends to indefinitely reinvest such earnings offshore. Additionally, the undistributed earnings are not significant. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. Therefore, it is currently not practicable to compute.
ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended
	December 31,
	2013	2012
	(dollars in thousands)

Beginning balance - unrecognized tax benefits, gross	$3,388	$3,388
(Decrease) / Increases- related to prior year positions	300	—
(Decrease) / Increases- current year tax positions	—	—
(Decrease) / Increases- due to lapses	(31)	—
Other	(4)	—
Ending balance- unrecognized tax benefits, gross	$3,653	$3,388

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.
The Company had gross unrecognized tax benefits of $3.7 million and $3.4 million at December 31, 2013 and 2012, respectively. These unrecognized tax benefits, if recognized, would affect the Company's annual income tax provision. The changes were primarily due to the expiration of certain statute of limitations in 2013, and the net accrual for uncertain tax positions based upon the annual analysis.
The Company does not anticipate either material changes in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. No penalties were accrued in the years ended December 31, 2013 or 2012, and an immaterial amount of interest was included in the income tax provision during both 2013 and 2012.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2007 through 2012 tax years remain subject to examination by their respective tax authorities. In addition, the 2004 and 2005 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2013	2012	2011
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(70,409)	$(35,229)	$(32,007)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	74,085	70,713	66,919
Net loss per common share, basic and diluted	$(0.95)	$(0.50)	$(0.48)
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
The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2013	2012	2011
	(shares in thousands)
Options to purchase shares of common stock	2,196	3,595	5,316
Unvested RSUs, PSs, PSUs and restricted stock awards	3,020	3,932	4,249
Total	5,216	7,527	9,565

The effect of the Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the year ended December 31, 2013, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 17. Related Party Transactions
The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. In April 2005, the Company entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. This software license and support agreement has been amended with the latest amendment occuring in February 2013. See Note 10. to the financial statements for the terms of this agreement.
In May 2011, the Company purchased an integrated database storage system from Oracle USA, Inc., an affiliate of Oracle Corporation, for $456,000. During the third quarter of 2011, the Company paid the $456,000 outstanding balance in full.
Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, who beneficially owns the majority of the Company's stock, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement on the sailboats. In November 2011, the Company renewed its subscription and professional services agreement with Oracle Racing for an additional 40 months. According to the terms of the agreement, the Company will provide services to Oracle Racing through the end of the American Cup racing season in exchange for logo placement and other advertising services. The estimated value of the Company's services over the term of the agreement is $342,000. Oracle Racing values its service to be approximately $400,000 over the term of the agreement. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $67,000, $62,000 and $65,000 for 2013, 2012 and 2011, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $33,000 during 2013, 2012 and 2011. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. For accounting purposes, total revenue and total costs related to the Oracle Racing agreement will be equal and will be recognized as revenue and expense, respectively, at historical cost. In connection with the license agreements discussed above, the Company recognized $15,000, $112,000 and $65,000 in revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has entered into various software license agreements RightNow Technologies. In October 2011, RightNow Technology was acquired by Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Executive Officer, a director and a principal stockholder of Oracle Corporation. During 2013, the Company purchased $411,000 in services from RighNow Technologies. The Company paid RightNow Technologies $239,000 and $214,000 during the years ended December 31, 2013 and 2012, respectively, for services it received. During the years ended December 31, 2013 and 2012, the Company received payments totaling $123,000 and $115,000 from RightNow Technology for services it performed. The Company recognized $93,000, $128,000 and $159,000 in revenue for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had $127,000 in accounts receivable from RightNow Technologies.
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
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of December 31, 2013, the Company had $540,000 in accounts receivable from other related parties not affiliated with Mr. Ellison. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Revenue earned from related party	$2,311	$2,103	$1,983
Fees NetSuite paid for services	$937	$596	$438

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2013 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
The information required by this item concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts
Schedule II
Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2013	$701	$1,041	$1,902	$(2,811)	$833
Year ended December 31, 2012	396	616	1,819	(2,130)	701
Year ended December 31, 2011	$456	$328	$1,521	$(1,909)	$396

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(c) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Insert Title Here

Signature	Title	Date
/S/ Zachary Nelson
Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
/S/ Ronald Gill
Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
/S/ William L. Beane III
William L. Beane III	Director	March 3, 2014
/S/ Deborah A. Farrington
Deborah A. Farrington	Director	March 3, 2014
/S/ Evan M. Goldberg
Evan M. Goldberg	Director	March 3, 2014
/S/ Steven Gomo
Steven Gomo	Director	March 3, 2014
/S/ Catherine Kinney
Catherine Kinney	Director	March 3, 2014
/S/ Kevin Thompson
Kevin Thompson	Director	March 3, 2014
/S/ Edward J. Zander
Edward J. Zander	Director	March 3, 2014

Exhibit Index
The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of Registrant's Form S-1 Registration No. 333-144257).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant's Form S-1 Registration No. 333-144257).

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

4.5
Indenture between the Registrant and Wells Fargo Bank, National Association, as Trustee dated June 4, 2013 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on June 10, 2013).

4.6	Form of 0.25% Convertible Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on June 10, 2013).

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

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant's Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective March 2, 2011.

10.9+	Letter Agreement by and between the Registrant and James Ramsey dated April 19, 2013 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on April 22, 2013).

10.10+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant's Form S-1 Registration No. 333-144257).

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

10.26
Amendment Three to the Ordering Document between the Registrant and Oracle America, Inc. dated February 28, 2013 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on March 6, 2013).

10.27
Amended and Restated Master Services Agreement between the Registrant and SAVVIS Communications Corporation dated May 14, 2010 thereunder (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 21, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

	**	The information in these XBRL documents is unaudited.

Exhibit number	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
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