Form 10-Q
period 2014-03-31
NETSUITE INC
filed 2014-05-06
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☒

On May 2, 2014, 75,797,557 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$465,267	$451,577
Accounts receivable, net of allowances of $1,168 and $833 as of March 31, 2014 and December 31, 2013, respectively	82,147	86,818
Deferred commissions	37,790	38,187
Other current assets	24,922	22,622
Total current assets	610,126	599,204
Property and equipment, net	49,993	48,183
Deferred commissions, non-current	10,021	8,405
Goodwill	83,573	84,478
Other intangible assets, net	18,420	20,460
Other assets	15,035	11,669
Total assets	$787,168	$772,399
Liabilities and total equity
Current liabilities:
Accounts payable	$3,993	$4,838
Deferred revenue	224,294	211,694
Accrued compensation	25,158	24,535
Accrued expenses	18,898	21,721
Other current liabilities (including note payable to related party of $2,683 and $3,054 as of March 31, 2014 and December 31, 2013, respectively)	16,896	16,776
Total current liabilities	289,239	279,564
Long-term liabilities:
Convertible 0.25% senior notes, net	256,875	254,038
Deferred revenue, non-current	13,157	12,913
Other long-term liabilities (including note payable to related party of $8,020 and $8,702 as of March 31, 2014 and December 31, 2013, respectively)	15,519	15,832
Total long-term liabilities	285,551	282,783
Total liabilities	574,790	562,347
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 75,783,208 and 75,131,404 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	758	751
Additional paid-in capital	683,962	658,717
Accumulated other comprehensive loss	(939)	(246)
Accumulated deficit	(471,403)	(449,170)
Total equity	212,378	210,052
Total liabilities and total equity	$787,168	$772,399
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014		2013
Revenue:
Subscription and support		$99,395		$73,960
Professional services and other		23,566		17,669
Total revenue		122,961		91,629
Cost of revenue:
Subscription and support		16,360		12,315
Professional services and other		22,317		17,330
Total cost of revenue		38,677		29,645
Gross profit		84,284		61,984
Operating expenses:
Product development		24,172		16,650
Sales and marketing		63,680		46,752
General and administrative		14,033		11,745
Total operating expenses		101,885		75,147
Operating loss		(17,601)		(13,163)
Other income / (expense), net:
Interest income		19		22
Interest expense		(3,500)		(104)
Other expense, net		(110)		(143)
Total other income / (expense), net		(3,591)		(225)
Loss before income taxes		(21,192)		(13,388)
Provision for income taxes		1,041		(351)
Net loss		$(22,233)		$(13,037)
Net loss per common share, basic and diluted	$(0.29)		$(0.18)
Weighted average number of shares used in computing net loss per share	75,433		73,144

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(738)		(105)
Accumulated pension liability		46		33
Comprehensive loss		$(22,925)		$(13,109)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,233)	$(13,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,510	3,380
Amortization of other intangible assets	2,026	1,186
Amortization of debt discount and transaction costs	3,141	—
Provision for accounts receivable allowances	304	171
Stock-based compensation	21,294	15,120
Amortization of deferred commissions	17,370	12,599
Excess tax benefit on stock-based compensation	(100)	(70)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	4,380	1,878
Deferred commissions	(18,589)	(13,407)
Other current assets	(2,241)	(4,862)
Other assets	(3,683)	(589)
Accounts payable	(248)	658
Accrued compensation	597	(737)
Deferred revenue	12,797	10,990
Other current liabilities	(582)	2,287
Other long-term liabilities	392	(867)
Net cash provided by operating activities	19,135	14,700
Cash flows from investing activities:
Purchases of property and equipment	(6,545)	(3,162)
Capitalized internal use software	(413)	(472)
Cash paid in business combination, net of amounts received, and equity investment	—	(10,429)
Net cash used in investing activities	(6,958)	(14,063)
Cash flows from financing activities:
Payments under capital leases	(87)	(184)
Payments under capital leases and long-term debt - related party	(1,053)	(393)
Payments related to business combinations	(1,125)	—
RSUs acquired to settle employee withholding liability	(20)	(96)
Excess tax benefit on stock-based compensation	100	70
Proceeds from issuance of common stock	3,598	4,984
Net cash provided by financing activities	1,413	4,381
Effect of exchange rate changes on cash and cash equivalents	100	(224)
Net change in cash and cash equivalents	13,690	4,794
Cash and cash equivalents at beginning of period	451,577	185,859
Cash and cash equivalents at end of period	$465,267	$190,653
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$130	$15
Cash paid for interest to other parties	$38	$6
Cash paid for income taxes, net of tax refunds	$326	$355
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$12,428
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and months ended March 31, 2014 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2014 and December 31, 2013, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2014 and December 31, 2013, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
United States	$91,663	$67,890
International	31,298	23,739
Total revenue	$122,961	$91,629

Percentage of revenue generated outside of the United States	25%	26%

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2014 or 2013.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the three months ended March 31, 2014 and 2013, the Company's product development operating expenses were reduced by $607,000 and $616,000, respectively, for reimbursement of eligible operating expenses incurred during the first quarter of 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company received $671,000 from the Czech Republic government. As of March 31, 2014, $1.3 million in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets. The Company accrues for the reimbursements as the eligible operating expenses are incurred. In the first quarter of 2014, the Company utilized the full amount available under this government subsidy.

Business Combination

The following table details the Company's goodwill activity during the three months ended March 31, 2014:

(dollars in thousands)
Balance as of January 1, 2014	$84,478
Business combination adjustments	(163)
Foreign exchange adjustment	(742)
Balance as of March 31, 2014	$83,573
Retail Anywhere

In November 2012, the Company purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. The Company purchased certain RA assets and assumed certain liabilities to expand its retail software solutions in the Ecommerce vertical. RA software allows the Company to expand its Ecommerce services to brick and mortar store point of sale terminals. The RA assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $5.0 million in cash. Additional consideration of $1.3 million in cash was being withheld for up to the 15 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. As of December 31, 2013, the Company's remaining obligation was $1.1 million. During the first quarter of 2014, the Company paid $900,000 to the former owners resulting in a remaining obligation of $155,000.

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

As of March 31, 2014, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and cash equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$252,543	$—	$—	$252,543	$122,527	$—	$—	$122,527
Foreign exchange contracts	—	3	$—	3	$—	$375	$—	375
Total	$252,543	$3	$—	$252,546	$122,527	$375	$—	$122,902

Liabilities:
Foreign exchange contracts	$—	$371	$—	$371	$—	$—	$—	$—
Total	$—	$371	$—	$371	$—	$—	$—	$—

Restricted Cash

As of March 31, 2014, restricted cash consisted of $752,000 of which $37,000 is classified as current other assets and $715,000 is classified as long-term other assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2012, $38,000 is classified as other current assets and $715,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2014, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $59.3 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2014 and December 31, 2013, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2014		December 31, 2013
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	11,480	5,226	11,416	4,979
British pound	7,342	5,604	7,537	4,799
Philippines peso	6,070	6,070	5,940	3,940
Czech crown	5,245	3,495	5,240	3,490
Japan yen	2,455	—	2,285	—
Canadian dollar	2,041	991	2,445	1,817
Euro	1,658	478	1,356	—
New Zealand dollar	653	353	287	—
Mexican peso	125	—	158	116
Total	$37,069	$22,217	$36,664	$19,141

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$3	375	Other current liabilities	$371	$—
Total		$3	375		$371	$—

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Three Months Ended March 31,
Derivatives and forward contracts		2014	2013
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$(331)	$442
Total		$(331)	$442

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

During the three months ended March 31, 2014, the Company entered into various office space leases to expand its operations within the United States, the Czech Republic and Australia. The corresponding lease terms for these agreements expire at various dates through 2020. The Company will pay a total of $6.9 million, net of any lessor lease incentives, over the corresponding lease terms.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2014 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2014	$12,515
2015	12,033
2016	10,351
2017	9,196
2018	9,293
Thereafter	9,296
Future minimum lease payments	$62,684

Note 5. Stock-based Compensation
During the first quarter of 2012, the Company made provisions for certain executives and other key employees to be awarded a total of 177,400 performance shares (“PS”) related to 2014. In the first quarter of 2014, the Company's Board of Directors ("BoD") set the performance metrics for these PS. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2014. These shares are subject to term vesting conditions. The PS fair value of $102.61 per share and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant, which is in the first quarter of 2014 when the performance metrics were set by the BoD, and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be vested until the achievement of the performance goals is known at year end December 31, 2014.

Effective the first quarter of 2014, the Company changed its methodology for estimating the expected term assumption used to determine employee stock option grant fair value. The Company changed from the simplified method to a historical data method because the Company believes it has sufficient data to estimate the stock option exercise period based on historical stock option activity and historical employee termination data. The Company used a 4.32 weighted average expected term to determine the fair value of stock options granted during the first quarter of 2014.

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
The initial conversion rate is 8.6133 shares of the Company's common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $116.10 per share of the Company's common stock and represents a conversion premium of approximately 35% based on the last reported sale price of the Company's common stock of $86.00 on May 29, 2013, the date the Notes offering was priced. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note unless the conversion date occurs after a regular record date related to the Notes and prior to the related interest payment date. At any time prior to the close of business on the business day immediately preceding March 1, 2018, holders may convert their Notes at their option only under the following circumstances:

●
during any calendar quarter commencing after the calendar quarter ended on September 30, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
As of March 31, 2014, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.6 million as of March 31, 2014. The Notes consisted of the following as of March 31, 2014:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(53,125)
Net carrying amount	$256,875

Fair value - level 2	$335,761

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
As of March 31, 2014, the remaining life of the Notes is approximately 4.25 years.
The following table sets forth total interest expense recognized related to the Notes during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
(in thousands)
Contractual interest expense	$194
Amortization of debt issuance costs	304
Amortization of debt discount	2,837
Total	$3,335

Effective interest rate	5.4%

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

As of March 31, 2014, the Company had net deferred tax assets in certain foreign jurisdictions of $566,000 included primarily in other assets. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $3.8 million for Japan where it had a full valuation allowance as of March 31, 2014, reducing its carrying value to zero.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to the carry forward of net operating losses, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of the Company's significant foreign jurisdictions, 2008 through the current taxable year remain subject to examination by their respective tax authorities.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2014	2013
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(22,233)	$(13,037)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	75,433	73,144
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.18)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2014	2013
	(Shares in thousands)
Options to purchase shares of common stock	1,867	2,414
Unvested RSUs, PSUs and PS awards	2,575	3,015
Total	4,442	5,429
The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the three months ended March 31, 2014, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 9. Related Party Transactions

On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company will pay $2.4 million for the support services from February 28, 2013 to February 27, 2014. During the first quarter of 2014, the Company renewed the support service agreement for $4.3 million and may renew support services for the three subsequent annual periods at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.00% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.
Future debt payments under notes payable as of March 31, 2014 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2014	$2,339
2015	3,119
2016	3,119
2017	3,119
Future debt payments	11,696
Amount representing interest	993
Present value of future debt payments	$10,703

The following table details schedule payments made to Oracle USA and Oracle Credit Corporation:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
License fee	$1,053	$396
Support	1,075	—
Interest	130	11
Total paid	$2,258	$407

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended March 31, 2014 and 2013, the Company received payments totaling $166,000 and $123,000, respectively, from Oracle Corporation for services it performed.
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of March 31, 2014, the Company 's accounts receivable related to these customers totaled $906,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenue earned from related party	$793	$594
Fees NetSuite paid for services	$74	$—

Additional related party transactions entered into prior to December 31, 2013 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 3, 2014. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, the United Kingdom, Spain, the Czech Republic, Japan, Hong Kong, the Philippines, Singapore, Australia and Uruguay.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2014, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2014, we had deferred revenue of $237.5 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
United States	$91,663	$67,890
International	31,298	23,739
Total revenue	$122,961	$91,629

Percentage of revenue generated outside of the United States	25%	26%

Employees

The number of full-time employees as of March 31, 2014 was 2,550 as compared to 2,434 at December 31, 2013 and 1,953 at March 31, 2013. As of March 31, 2014, our headcount included 764 employees in sales and marketing; 901 employees in operations, professional services, training and customer support; 628 employees in product development; and 257 employees in a general and administrative capacity.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. Since the first quarter of 2012, we have reduced our product development expenses for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program. In the first quarter of 2014, we utilized the full amount available under this government subsidy.
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
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars for the remainder of 2014.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and IT, facility and recruiting costs allocated to other departments.
We expect our general and administrative expenses to increase in terms of absolute dollars for the remainder of 2014.

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
Effective the first quarter of 2014, we changed our methodology for estimating the expected term assumption used to determine employee stock option grant fair value. We changed from the simplified method to a historical data method because we believe we have sufficient data to estimate the stock option exercise period based on historical stock option activity and historical employee termination data.

Other than the change in determining the expected term assumption, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K filed on March 3, 2014 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenue:
Subscription and support	$99,395	$73,960
Professional services and other	23,566	17,669
Total revenue	122,961	91,629
Cost of revenue (1):
Subscription and support	16,360	12,315
Professional services and other	22,317	17,330
Total cost of revenue	38,677	29,645
Gross profit	$84,284	$61,984
Gross margin	69%	68%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$1,986	$1,127
Professional services and other	2,482	1,846
	$4,468	$2,973

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Revenue for the three months ended March 31, 2014 increased $31.3 million, or 34%, compared to the same period in 2013.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2014 increased $25.4 million, or 34%, compared to the same period in 2013. The increase was primarily the result of a $17.5 million increase in revenue resulting from the acquisition of new customers, and a $7.9 million increase in revenue from existing customers, both of which included the continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2014 increased $5.9 million, or 33%, compared to the same period in 2013. The increase was primarily the result of a $12.2 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements have increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $6.3 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014.

Revenue generated outside of the United States was $31.3 million, or 25%, of our total revenue for the three months ended March 31, 2014 as compared to $23.7 million, or 26%, for the same period in 2013. Revenue generated outside of the United States increased primarily due to an increase in revenue generated in Australia, the United Kingdom and Singapore.

Cost of revenue for the three months ended March 31, 2014 increased $9.0 million, or 30%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2014 increased $4.0 million, or 33%, compared to the same period in 2013. The increase was primarily due to a $1.4 million increase in personnel costs resulting from an increase in headcount and annual salary increases. Additionally, data center and other costs increased by $2.6 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2013 business acquisitions, amortization of capitalized internal use software costs, and other operational costs associated with an increase in our data center capacity and activity.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2014 increased $5.0 million, or 29%, compared to the same period in 2013. The increase was primarily the result of a $3.1 million increase in personnel costs, a $1.1 million increase in fees related to outsourced consulting services and an $836,000 increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. Outsourced consulting fees increased due to an increase in demand for our professional services and to develop our professional service organization. IT, facility, recruiting and other operating expenses related to our professional services increased by $836,000 primarily due to our global expansion.

Our gross margin increased to 69% during the three months ended March 31, 2014 from 68% during the same period in 2013. Our subscriptions and support services gross margin increased from the same period in 2013 primarily due to an increase in the average deal selling price which resulted in a slightly higher gross margin for the quarter ended March 31, 2014.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$24,172	20%	$16,650	18%
Sales and marketing	63,680	52%	46,752	51%
General and administrative	14,033	11%	11,745	13%
Total operating expenses	$101,885	83%	$75,147	82%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Product development	$6,576	$4,848
Sales and marketing	7,709	5,175
General and administrative	4,739	3,946
Total	$19,024	$13,969

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Product development expenses for the three months ended March 31, 2014 increased $7.5 million, or 45%, as compared to the same period in 2013. The increase was primarily the result of a $5.9 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.7 million increase in stock-based compensation resulting primarily from the issuance of annual employee equity awards and equity grants to new hires. Additionally, IT, facility and other operating expenses related to our product development increased by $1.6 million due to an increase in outsourced product development services and costs associated with our global expansion.

Sales and marketing expenses for the three months ended March 31, 2014 increased $16.9 million, or 36%, as compared to the same period in 2013. The increase was primarily the result of a $13.8 million increase in personnel costs and a $3.1 million increase in IT, facility, marketing and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $2.1 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased by $2.0 million due to corporate marketing, product branding and outsourced consulting services to increase customer demand. Additionally, our amortization expense increased from customer relationship and trade name intangible assets acquired through our business acquisitions in 2013. IT, facility and recruiting costs increased by $1.1 million due to an increase in costs associated with our global expansion.

General and administrative expenses for the three months ended March 31, 2014 increased $2.3 million, or 19%, as compared to the same period in 2013. The increase was primarily the result of a $2.0 million increase in personnel costs and a $283,000 increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $1.1 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Three Months Ended March 31,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$19	—%	$22	—%
Interest expense	(3,500)	(3)%	(104)	—%
Other expense, net	(110)	—%	(143)	—%
Provision for income taxes	1,041	1%	(351)	—%

In connection with the issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013, we recorded interest costs totaling $3.3 million during the three months ended March 31, 2014 related to amortization of debt discount, coupon interest and amortization of debt issuance costs.

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. A similar transaction did not occur in 2014.

Liquidity and Capital Resources

As of March 31, 2014, our primary sources of liquidity were our cash and cash equivalents totaling $465.3 million and $82.1 million in accounts receivable, net of allowance.

In the three months ended March 31, 2014, cash flows from operations were $19.1 million.

As of March 31, 2014, restricted cash consisted of $752,000 of which $37,000 is classified as current other assets and $715,000 is classified as long-term other assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as other current assets and $715,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

As of March 31, 2014, we had an accumulated deficit of $471.4 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$19,135	$14,700
Net cash used in investing activities	(6,958)	(14,063)
Net cash provided by financing activities	1,413	4,381
Effect of exchange rate changes on cash and cash equivalents	100	(224)
Net change in cash and cash equivalents	$13,690	$4,794

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of an increase in revenue, an increase in billings and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the three months ended March 31, 2014 decreased from the same period in 2013 primarily due to a $9.9 million cash payment, net of cash acquired, for the acquisition of WH and a $500,000 equity investment in a small Ecommerce company in the first quarter of 2013 with no similar transactions in 2014. This decrease was partially offset by a $3.4 million increase in capital expenditures for property and equipment.

Cash provided by financing activities for the three months ended March 31, 2014 decreased from the same period in 2013 due to a $1.4 million decrease in proceeds received from employee stock option exercises, a $900,000 payment to the former owners of Retail Anywhere which we acquired in the fourth quarter of 2012 and a $660,000 increase in payments related to the Oracle unlimited license agreement amended in the first quarter of 2013.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the three months ended March 31, 2014, we entered into various office space leases to expand our operations within the United States, the Czech Republic and Australia. The corresponding lease term for these agreements expire at various dates through 2020. We will pay a total of $6.9 million, net of any lessor lease incentives, over the corresponding lease terms.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $465.3 million as of March 31, 2014. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of March 31, 2014, the fair value of the Notes was $335.8 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2014, the U.S. dollar strengthened by 6.7% against the foreign currencies which our invoicing and operational expenses are denominated in when compared to the same period in the prior year. For the three months ended March 31, 2014, the fluctuation in foreign currency rates reduced our net losses by approximately $1.2 million.

During the three months ended March 31, 2014, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of March 31, 2014 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $22.2 million for the three months ended March 31, 2014. As of that date, our accumulated deficit was $471.4 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the three months ended March 31, 2014 and 2013, our product development operating expenses were reduced by approximately by $607,000 and $616,000, respectively, for reimbursement of eligible operating expenses incurred during the first quarter of 2014 and 2013, respectively. During the three months ended March 31, 2014, we received $671,000 from the Czech Republic government. As of March 31, 2014, $1.3 million in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. In the first quarter of 2014, we utilized the full amount available under this government subsidy. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

We have undertaken acquisitions in the past and may continue to evaluate and consider potential strategic transactions, including acquisitions and dispositions of businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company's software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 42.2% of our common stock as of March 31, 2014. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 48.1% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2014, we had a total of 75,783,208 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 57.8% of our outstanding shares as of March 31, 2014, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity or convertible debt financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our application and services;

•	continue to expand our product development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Bylaws of the Registrant dated March 17, 2014 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed on March 21, 2014).
10.1	Letter Agreement by and between Marc Huffman and the Registrant effective May 1, 2014.
10.2	Severance and Change of Control Agreement by and between Marc Huffman and the Registrant effective May 1, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	The information in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2014	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer