Form 10-Q
period 2014-06-30
NETSUITE INC
filed 2014-08-06
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☒

On July 31, 2014, 76,418,720 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$479,191	$451,577
Accounts receivable, net of allowances of $1,498 and $833 as of June 30, 2014 and December 31, 2013, respectively	89,961	86,818
Deferred commissions	39,549	38,187
Other current assets	21,492	22,622
Total current assets	630,193	599,204
Property and equipment, net	51,786	48,183
Deferred commissions, non-current	10,404	8,405
Goodwill	84,042	84,478
Other intangible assets, net	16,408	20,460
Other assets	12,763	11,669
Total assets	$805,596	$772,399
Liabilities and total equity
Current liabilities:
Accounts payable	$3,124	$4,838
Deferred revenue	237,929	211,694
Accrued compensation	27,335	24,535
Accrued expenses	20,731	21,721
Other current liabilities (including note payable to related party of $2,713 and $3,054 as of June 30, 2014 and December 31, 2013, respectively)	13,530	16,776
Total current liabilities	302,649	279,564
Long-term liabilities:
Convertible 0.25% senior notes, net	259,758	254,038
Deferred revenue, non-current	14,257	12,913
Other long-term liabilities (including note payable to related party of $7,330 and $8,702 as of June 30, 2014 and December 31, 2013, respectively)	14,733	15,832
Total long-term liabilities	288,748	282,783
Total liabilities	591,397	562,347
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 76,107,175 and 75,131,404 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	761	751
Additional paid-in capital	708,178	658,717
Accumulated other comprehensive loss	(173)	(246)
Accumulated deficit	(494,567)	(449,170)
Total equity	214,199	210,052
Total liabilities and total equity	$805,596	$772,399
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2014		2013		2014		2013
Revenue:
Subscription and support		$205,246		$154,199		$105,851		$80,239
Professional services and other		49,509		38,426		25,943		20,757
Total revenue		254,755		192,625		131,794		100,996
Cost of revenue:
Subscription and support		33,444		25,826		17,084		13,511
Professional services and other		46,830		37,225		24,513		19,895
Total cost of revenue		80,274		63,051		41,597		33,406
Gross profit		174,481		129,574		90,197		67,590
Operating expenses:
Product development		49,548		35,446		25,376		18,796
Sales and marketing		133,406		100,712		69,726		53,960
General and administrative		28,139		25,174		14,106		13,429
Total operating expenses		211,093		161,332		109,208		86,185
Operating loss		(36,612)		(31,758)		(19,011)		(18,595)
Other income / (expense), net:
Interest income		55		40		36		18
Interest expense		(7,042)		(1,427)		(3,542)		(1,323)
Other expense, net		(309)		(182)		(199)		(39)
Total other income / (expense), net		(7,296)		(1,569)		(3,705)		(1,344)
Loss before income taxes		(43,908)		(33,327)		(22,716)		(19,939)
Provision for income taxes		1,489		100		448		451
Net loss		$(45,397)		$(33,427)		(23,164)		(20,390)
Net loss per common share, basic and diluted	$(0.60)		$(0.45)		$(0.31)		$(0.28)
Weighted average number of shares used in computing net loss per share	75,677		73,547		75,919		73,946

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(20)		(929)		718		(824)
Accumulated pension liability		93		65		47		32
Comprehensive loss		$(45,324)		$(34,291)		$(22,399)		$(21,182)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,397)	$(33,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,269	7,208
Amortization of other intangible assets	4,050	2,887
Amortization of debt discount and transaction costs	6,332	1,056
Provision for accounts receivable allowances	663	358
Stock-based compensation	43,873	35,266
Amortization of deferred commissions	34,699	25,839
Excess tax benefit on stock-based compensation	(369)	(195)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(3,760)	2,849
Deferred commissions	(38,060)	(27,098)
Other current assets	1,224	(7,511)
Other assets	(1,720)	(484)
Accounts payable	(1,678)	3,227
Accrued compensation	2,681	(590)
Deferred revenue	27,475	19,595
Other current liabilities	(1,176)	691
Other long-term liabilities	(390)	590
Net cash provided by operating activities	37,716	30,261
Cash flows from investing activities:
Purchases of property and equipment	(10,326)	(7,131)
Capitalized internal use software	(1,049)	(1,276)
Cash paid in business combination, net of amounts received, and equity investment	—	(33,003)
Net cash used in investing activities	(11,375)	(41,410)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	—	310,000
Payments of issuance costs on convertible 0.25% senior notes	—	(7,750)
Payments under capital leases	(155)	(370)
Payments under capital leases and long-term debt - related party	(1,713)	(1,366)
Payments to repurchase common stock	—	(30,000)
Payments related to business combinations	(2,293)	—
RSUs acquired to settle employee withholding liability	(53)	(123)
Excess tax benefit on stock-based compensation	369	195
Proceeds from issuance of common stock	4,668	10,725
Net cash provided by financing activities	823	281,311
Effect of exchange rate changes on cash and cash equivalents	450	(1,126)
Net change in cash and cash equivalents	27,614	269,036
Cash and cash equivalents at beginning of period	451,577	185,859
Cash and cash equivalents at end of period	$479,191	$454,895
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$250	$157
Cash paid for interest to other parties	$459	$11
Cash paid for income taxes, net of tax refunds	$693	$695
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$11,805
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six and three months ended June 30, 2014 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected a transition method.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2014 and December 31, 2013, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2014 and December 31, 2013, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
United States	$192,064	$143,702	$100,401	$75,812
International	62,691	48,923	31,393	25,184
Total revenue	$254,755	$192,625	$131,794	$100,996

Percentage of revenue generated outside of the United States	25%	25%	24%	25%

No single country outside the United States represented more than 10% of revenue during the six months ended June 30, 2014 or 2013.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the second quarter of 2014, the Company began participating in a second subsidy program, similar in nature to the initial program, as benefits under the initial program reached the program limits in the first quarter of 2014. During the six and three months ended June 30, 2014 , the Company's product development operating expenses were reduced by $864,000 and $257,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the six and three months ended June 30, 2013, the Company's product development operating expenses were reduced by $1.2 million and $630,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time period. During the six and three months ended June 30, 2014, the Company received $1.3 million and $673,000, respectively, from the Czech Republic government. As of June 30, 2014, $876,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets.

Business Combination

On March 6, 2013, the Company completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. On the transaction closing date, the Company paid $10.2 million in cash and withheld consideration of $1.8 million in cash for various periods up to 24 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties in the purchase agreement. During the second quarter of 2014, the Company paid the former owners $1.0 million of the withheld consideration and reduced the remaining obligation by approximately $200,000 for various adjustments. As of June 30, 2014, $600,000 in consideration is still being withheld by the Company.

The following table details the Company's goodwill activity during the three months ended June 30, 2014:

(dollars in thousands)
Balance as of January 1, 2014	$84,478
Business combination adjustments	(163)
Foreign exchange adjustment	(273)
Balance as of June 30, 2014	$84,042
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

As of June 30, 2014, financial assets stated at fair value on a recurring basis were comprised of money market funds included within cash and cash equivalents and foreign exchange forward contracts included within other current assets and liabilities. The fair value of these financial assets was determined using the following inputs as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Money market funds	$252,578	$—	$—	$252,578	$122,527	$—	$—	$122,527
Foreign exchange contracts	—	17	—	17	—	375	—	375
Total	$252,578	$17	$—	$252,595	$122,527	$375	$—	$122,902

Liabilities:
Foreign exchange contracts	$—	$171	$—	$171	$—	$—	$—	$—
Total	$—	$171	$—	$171	$—	$—	$—	$—

Restricted Cash

As of June 30, 2014, restricted cash consisted of $38,000 which is classified as other current assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as other current assets and $715,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2014, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $127.8 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2014 and December 31, 2013, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2014		December 31, 2013
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	$13,941	$6,420	$11,416	$4,979
British pound	9,985	6,013	7,537	4,799
Philippines peso	6,500	6,500	5,940	3,940
Czech crown	6,230	5,000	5,240	3,490
Japan yen	2,645	—	2,285	—
Canadian dollar	1,281	1,304	2,445	1,817
Euro	1,457	462	1,356	—
New Zealand dollar	553	102	287	—
Mexican peso	129	—	158	116
Total	$42,721	$25,801	$36,664	$19,141

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$17	$375	Other current liabilities	$171	$—
Total		$17	375		$171	$—

The effect of derivative instruments on the Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2014	2013	2014	2013
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$(653)	$1,137	$(322)	$695
Total		$(653)	$1,137	$(322)	$695

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

During the six months ended June 30, 2014, the Company entered into various office space leases to expand its operations within the United States, the Czech Republic and Australia. The corresponding lease terms for these agreements expire at various dates through 2021. The Company will pay a total of $7.4 million, net of any lessor lease incentives, over the corresponding lease terms.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2014 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2014	$6,749
2015	12,322
2016	10,596
2017	9,348
2018	9,445
Thereafter	9,377
Future minimum lease payments	$57,837

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
Effective the first quarter of 2014, the Company changed its methodology for estimating the expected term assumption used to determine employee stock option grant fair value. The Company changed from the simplified method to a historical data method because the Company believes it has sufficient data to estimate the stock option exercise period based on historical stock option activity and historical employee termination data. The Company used a 4.32 years weighted average expected term to determine the fair value of stock options granted during the first quarter of 2014.

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
As of June 30, 2014, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.3 million as of June 30, 2014. The Notes consisted of the following as of June 30, 2014

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	$310,000
Less: debt discount, net	(50,242)
Net carrying amount	$259,758

Fair value - level 2	$318,835

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
As of June 30, 2014, the remaining life of the Notes is approximately 4.0 years.
The following table sets forth total interest expense recognized related to the Notes during the six and three months ended June 30, 2014:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Contractual interest expense	$388	$65	$194	$65
Amortization of debt issuance costs	612	110	307	110
Amortization of debt discount	5,721	946	2,883	946
Total	$6,721	$1,121	$3,384	$1,121

Effective interest rate		5.4%

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

As of June 30, 2014, the Company had net deferred tax assets in certain foreign jurisdictions of approximately $210,000. Based on all available evidence, both positive and negative, management believes that it is more likely than not that the benefits of those foreign deferred tax assets will be realized in full. The Company also had deferred tax assets of $3.8 million for Japan where it had a full valuation allowance as of June 30, 2014, reducing its carrying value to zero.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of June 30, 2014, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(45,397)	$(33,427)	$(23,164)	$(20,390)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	75,677	73,547	75,919	73,946
Net loss per share of common stock, basic and diluted	$(0.60)	$(0.45)	$(0.31)	$(0.28)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(Shares in thousands)
Options to purchase shares of common stock	2,027	2,379	2,186	2,345
Unvested RSUs, PSUs and PS awards	2,649	3,165	2,722	3,313
Total	4,676	5,544	4,908	5,658
The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the six and three months ended June 30, 2014, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 9. Related Party Transactions

On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company paid $2.4 million for the support services from February 28, 2013 to February 27, 2014. During the first quarter of 2014, the Company renewed the support service agreement for $4.3 million and may renew support services for the three subsequent annual periods at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.00% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market.

The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.
Future debt payments under notes payable as of June 30, 2014 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2014	$1,559
2015	3,119
2016	3,119
2017	3,119
Future debt payments	10,916
Amount representing interest	873
Present value of future debt payments	$10,043

The following table details schedule payments made to Oracle USA and Oracle Credit Corporation:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
License fee	$1,713	$1,366	$659	$973
Support	2,150	1,193	1,075	1,190
Interest	250	157	120	144
Total paid	$4,113	$2,716	$1,854	$2,307

The Company has also entered into various other software license agreements with Oracle Corporation. During the six months ended June 30, 2014 and 2013, the Company received payments totaling $216,000 and $123,000, respectively, from Oracle Corporation for services it performed.
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of June 30, 2014, the Company 's accounts receivable related to these customers totaled $505,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue earned from related party	$1,585	$934	$792	$372
Fees NetSuite paid for services	$352	$397	$278	$397

Additional related party transactions entered into prior to December 31, 2013 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014.

Note 10. Subsequent Event

On July 17, 2014, the Company completed the purchase of all the outstanding equity of Venda Limited (“Venda"), a private company that provides Ecommerce solutions to its customers. Venda expands the Company’s European customer base and adds certain functionality to the Company's product suite. Beginning in the third quarter of 2014, Venda assets, liabilities and operating results will be reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid $25.3 million in cash and issued 304,364 shares of the Company's common stock valued at approximately $24.0 million to the former owners. Of the $25.3 million in consideration paid, $10.1 million is being held in escrow for up to two years following the close of the transaction as protection against taxes and certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. In the third quarter of 2014, the Company expects to identify the third party transaction costs incurred in connection with the Venda business combination and complete the valuation of the Venda assets acquired and the liabilities assumed on the transaction close date.

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

Overview

NetSuite Inc. ("NetSuite" or the "Company") is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enable companies to manage most of their core business operations in our single integrated suite. Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, the United Kingdom, Spain, the Czech Republic, Japan, Hong Kong, the Philippines, Singapore, Australia and Uruguay.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the six and three months ended June 30, 2014, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2014, we had deferred revenue of $252.2 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
United States	$192,064	$143,702	$100,401	$75,812
International	62,691	48,923	31,393	25,184
Total revenue	$254,755	$192,625	$131,794	$100,996

Percentage of revenue generated outside of the United States	25%	25%	24%	25%

Employees

The number of full-time employees as of June 30, 2014 was 2,762 as compared to 2,434 at December 31, 2013 and 2,138 at June 30, 2013. As of June 30, 2014, our headcount included 838 employees in sales and marketing; 1,002 employees in operations, professional services, training and customer support; 666 employees in product development; and 256 employees in a general and administrative capacity.

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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. Since the first quarter of 2012, we have reduced our product development expenses for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we will accrue our expected subsidies for the duration of the program. During the second quarter of 2014, we began participating in a second subsidy program, similar in nature to the initial program, as benefits under the initial program reached the program limits in the first quarter of 2014.

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

Other than the change in determining the expected term assumption, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K filed on March 3, 2014 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue:
Subscription and support	$205,246	$154,199	$105,851	$80,239
Professional services and other	49,509	38,426	25,943	20,757
Total revenue	254,755	192,625	131,794	100,996
Cost of revenue (1):
Subscription and support	33,444	25,826	17,084	13,511
Professional services and other	46,830	37,225	24,513	19,895
Total cost of revenue	80,274	63,051	41,597	33,406
Gross profit	$174,481	$129,574	$90,197	$67,590
Gross margin	68%	67%	68%	67%

(1) Includes stock-based compensation expense and amortization of intangible assets and severance and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$3,837	$2,715	$1,851	$1,588
Professional services and other	4,799	4,298	2,317	2,452
	$8,636	$7,013	$4,168	$4,040

Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

Revenue for the six months ended June 30, 2014 increased $62.1 million, or 32%, compared to the same period in 2013.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2014 increased $51.0 million, or 33%, compared to the same period in 2013. The increase was primarily the result of a $34.4 million increase in revenue resulting from the acquisition of new customers, and a $16.6 million increase in revenue from existing customers, both of which included the continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2014 increased $11.1 million, or 29%, compared to the same period in 2013. The increase was primarily the result of a $24.3 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements has increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $13.2 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014.

Revenue generated outside of the United States was $62.7 million, or 25%, of our total revenue for the six months ended June 30, 2014 as compared to $48.9 million, or 25%, for the same period in 2013. Revenue generated in the United States grew at higher rate than revenue outside of the United States except for in the United Kingdom.

Cost of revenue for the six months ended June 30, 2014 increased $17.2 million, or 27%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2014 increased $7.6 million, or 29%, compared to the same period in 2013. The increase was primarily the result of a $4.4 million increase in data center production costs, a $2.4 million increase in personnel costs and a $874,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation, amortization of intangibles related to our 2013 business acquisitions, amortization of capitalized internal use software costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an increase in headcount and incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2014 increased $9.6 million, or 26%, compared to the same period in 2013. The increase was primarily the result of a $6.3 million increase in personnel costs, a $2.0 million increase in IT, facility and other operating expenses and a $1.3 million increase in fees related to outsourced consulting services. Personnel costs increased due to an increase in headcount and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. IT, facility, recruiting and other operating expenses related to our professional services increased by $2.0 million primarily due to our global expansion. The net increase in outsourced consulting fees resulted from professional service fees incurred to develop our professional services organization, partially offset by a decrease in other outside consultant costs.

Our gross margin increased to 68% during the six months ended June 30, 2014 from 67% during the same period in 2013. Our gross margin increased from the same period in 2013 primarily due to an increase in the average deal selling price and because our revenue growth rate for subscription services was higher than our revenue growth rate for professional services.

Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Revenue for the three months ended June 30, 2014 increased $30.8 million, or 30%, compared to the same period in 2013.
Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2014 increased $25.6 million, or 32%, compared to the same period in 2013. The increase was primarily the result of a $16.9 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $8.7 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2014 increased $5.2 million, or 25%, compared to the same period in 2013. The increase was primarily the result of a $12.1 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements has increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules, which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $6.9 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014.

Revenue generated outside of the United States was $31.4 million, or 24%, of our total revenue for the three months ended June 30, 2014 as compared to $25.2 million, or 25%, for the same period in 2013. Revenue generated in the United States grew at higher rate than revenue outside of the United States except for in the United Kingdom.

Cost of revenue for the three months ended June 30, 2014 increased $8.2 million, or 25%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2014 increased $3.6 million, or 26%, compared to the same period in 2013. The increase was primarily the result of a $2.1 million increase in data center production costs, a $1.0 million increase in personnel costs and a $486,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation, amortization of intangibles related to our 2013 business acquisitions, amortization of capitalized internal use software costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an increase in headcount and incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2014 increased $4.6 million, or 23%, compared to the same period in 2013. The increase was primarily the result of a $3.3 million increase in personnel costs and a $1.3 million increase in IT, facility and other operating expenses. Personnel costs increased due to an increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business. The net increase in outsourced consulting fees resulted from professional service fees incurred to develop our professional services organization, partially offset by a decrease in other outside consultant costs.

Our gross margin increased to 68% during the three months ended June 30, 2014 from 67% during the same period in 2013. Our gross margin increased from the same period in 2013 primarily due to an increase in the average deal selling price and because our revenue growth rate for subscription services was higher than our revenue growth rate for professional services.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$49,548	19%	$35,446	18%
Sales and marketing	133,406	52%	100,712	52%
General and administrative	28,139	11%	25,174	13%
Total operating expenses	$211,093	83%	$161,332	84%

	Three Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$25,376	19%	$18,796	19%
Sales and marketing	69,726	53%	53,960	53%
General and administrative	14,106	11%	13,429	13%
Total operating expenses	$109,208	83%	$86,185	85%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and severance and transaction costs associated with business combinations as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Product development	$13,460	$11,190	$6,884	$6,342
Sales and marketing	16,796	12,554	9,087	7,379
General and administrative	9,422	9,559	4,683	5,613
Total	$39,678	$33,303	$20,654	$19,334

Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

Product development expenses for the six months ended June 30, 2014 increased $14.1 million, or 40%, as compared to the same period in 2013. The increase was primarily the result of a $10.8 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $2.2 million increase in stock-based compensation resulting primarily from the issuance of annual employee equity awards and equity grants to new hires. Additionally, IT, facility and other operating expenses related to our product development increased by $3.3 million due to an increase in outsourced product development services costs associated with our global expansion, data center costs incurred in connection with our product development and a decrease in government subsidies from the Czech Republic.

Sales and marketing expenses for the six months ended June 30, 2014 increased $32.7 million, or 32%, as compared to the same period in 2013. The increase was primarily the result of a $26.2 million increase in personnel costs, a $2.7 million increase in sales related expenses, a $2.1 million increase in IT, facility and recruiting costs, and $1.7 million increase in marketing and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $3.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Sales related costs increased due to outsourced consulting service fees incurred to increase customer demand and an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2013. IT, facility and recruiting costs increased by $2.1 million due to an increase in costs associated with our global expansion while marketing and other operating expenses increased due to our annual user conference, trade shows and product branding.

General and administrative expenses for the six months ended June 30, 2014 increased $3.0 million, or 12%, as compared to the same period in 2013. The increase was primarily the result of a $2.6 million increase in personnel costs and a $445,000 increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs include a $1.4 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses such as IT, facility and recruiting costs increased $1.1 million due to our global expansion. These cost increases were partially offset by a $669,000 decrease in business combination transaction costs because we acquired two companies during the first six months of 2013, but did not have similar transactions during the same period in 2014.

Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Product development expenses for the three months ended June 30, 2014 increased $6.6 million, or 35%, as compared to the same period in 2013. The increase was primarily the result of a $4.9 million increase in personnel costs resulting from an increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $501,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $1.7 million due to an increase in costs associated with our global expansion, data center production costs incurred in connection with our product development and a decrease in government subsidies from the Czech Republic.

Sales and marketing expenses for the three months ended June 30, 2014 increased $15.8 million, or 29%, as compared to the same period in 2013. The increase was primarily the result of a $12.4 million increase in personnel costs, a $1.2 million increase in sales related expenses, a $1.2 million increase in marketing and other operating expenses and a $1.0 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $1.5 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Sales related costs increased due to outsourced consulting service fees incurred to increase customer demand and an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2013. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion while marketing and other operating expenses increased due to our annual user conference, trade shows and product branding.

General and administrative expenses for the three months ended June 30, 2014 increased $677,000, or 5%, as compared to the same period in 2013. The increase was primarily the result of a $684,000 increase in personnel costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs includes a $334,000 increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. During the three months ended June 30, 2014, business combination transaction costs incurred remained constant with the prior year as we continue to evaluate businesses to acquire.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Six Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$55	—%	$40	—%
Interest expense	(7,042)	(3)%	(1,427)	(1)%
Other expense, net	(309)	—%	(182)	—%
Provision for income taxes	1,489	1%	100	—%

	Three Months Ended June 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$36	—%	$18	—%
Interest expense	(3,542)	(3)%	(1,323)	(1)%
Other expense, net	(199)	—%	(39)	—%
Provision for income taxes	448	—%	451	—%

In connection with the issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013, our interest costs have increased significantly. During the six and three months ended June 30, 2014, interest expense increased by $5.5 million and $2.2 million, respectively, because the convertible notes were outstanding for the full six months of 2014 compared to one month during the same period in 2013.

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. A similar transaction did not occur in 2014.

Liquidity and Capital Resources

As of June 30, 2014, our primary sources of liquidity were our cash and cash equivalents totaling $479.2 million and $90.0 million in accounts receivable, net of allowance.

In the six months ended June 30, 2014, cash flows from operations were $37.7 million.

As of June 30, 2014, restricted cash consisted of $38,000 classified as other current assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 was classified as other current assets and $715,000 was classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

As of June 30, 2014, we had an accumulated deficit of $494.6 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock, issuance of convertible debt and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$37,716	$30,261
Net cash used in investing activities	(11,375)	(41,410)
Net cash provided by financing activities	823	281,311
Effect of exchange rate changes on cash and cash equivalents	450	(1,126)
Net change in cash and cash equivalents	$27,614	$269,036

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2014 as compared to the same period in 2013, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the six months ended June 30, 2014 decreased from the same period in 2013 primarily due to a $22.4 million cash payment, net of cash acquired, for the acquisition of OrderMotion in the second quarter of 2013, a $9.9 million cash payment, net of cash acquired, for the acquisition of WH and a $500,000 equity investment in a small Ecommerce company in the first quarter of 2013 with no similar transactions in 2014. This decrease was partially offset by a $3.3 million increase in capital expenditures for property and equipment.

Cash provided by financing activities for the six months ended June 30, 2014 decreased from the same period in 2013 due to $272.3 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes and the repurchase of $30.0 million of our common stock in June 2013, a $6.1 million decrease in proceeds received from employee stock option exercises and $2.3 million in payments to the former owners of businesses acquired in late 2012 and 2013.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the six months ended June 30, 2014, we entered into various office space leases to expand our operations within the United States, the Czech Republic and Australia. The corresponding lease terms for these agreements expire at various dates through 2021. We will pay a total of $7.4 million, net of any lessor lease incentives, over the corresponding lease terms.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $479.2 million as of June 30, 2014. These amounts were held primarily in money market funds.

Cash and cash equivalents are held for working capital purposes, and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of June 30, 2014, the fair value of the Notes was $318.8 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six and three months ended June 30, 2014, the U.S. dollar strengthened by 2.4% and 1.5%, respectively, against the foreign currencies which our invoicing and operational expenses are denominated in when compared to the same period in the prior year. For the six and three months ended June 30, 2014, the fluctuation in foreign currency rates reduced our net losses by approximately $1.7 million and $522,000, respectively.

During the six and three months ended June 30, 2014, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of June 30, 2014 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $45.4 million for the six months ended June 30, 2014. As of that date, our accumulated deficit was $494.6 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the six and three months ended June 30, 2014 , our product development operating expenses were reduced by $864,000 and $257,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the six and three months ended June 30, 2013, our product development operating expenses were reduced by $1.2 million and $630,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time periods. During the six and three months ended June 30, 2014, we received $1.3 million and $673,000, respectively, from the Czech Republic government. As of June 30, 2014, $876,000 in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. During the second quarter of 2014, we began participating in a second subsidy program, similar in nature to the initial program, as benefits under the initial program reached the program limits in the first quarter of 2014. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 42.0% of our common stock as of June 30, 2014. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 47.9% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2014, we had a total of 76,107,175 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 58.0% of our outstanding shares as of June 30, 2014, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

Date:	August 6, 2014	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer