Form 10-Q
period 2014-09-30
NETSUITE INC
filed 2014-11-07
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒

On October 31, 2014, 76,738,728 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$387,422	$451,577
Short-term marketable securities	43,824	—
Accounts receivable, net of allowances of $1,681 and $833 as of September 30, 2014 and December 31, 2013, respectively	106,995	86,818
Deferred commissions	42,627	38,187
Other current assets	29,016	22,622
Total current assets	609,884	599,204
Marketable securities, non-current	15,189	—
Property and equipment, net	54,140	48,183
Deferred commissions, non-current	12,379	8,405
Goodwill	120,607	84,478
Other intangible assets, net	39,345	20,460
Other assets	12,394	11,669
Total assets	$863,938	$772,399
Liabilities and total equity
Current liabilities:
Accounts payable	$6,625	$4,838
Deferred revenue	256,933	211,694
Accrued compensation	34,876	24,535
Accrued expenses	24,175	21,721
Other current liabilities (including note payable to related party of $2,743 and $3,054 as of September 30, 2014 and December 31, 2013, respectively)	14,265	16,776
Total current liabilities	336,874	279,564
Long-term liabilities:
Convertible 0.25% senior notes, net	262,734	254,038
Deferred revenue, non-current	14,454	12,913
Other long-term liabilities (including note payable to related party of $6,633 and $8,702 as of September 30, 2014 and December 31, 2013, respectively)	18,372	15,832
Total long-term liabilities	295,560	282,783
Total liabilities	632,434	562,347
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 76,701,567 and 75,131,404 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	767	751
Additional paid-in capital	758,393	658,717
Accumulated other comprehensive loss	(3,794)	(246)
Accumulated deficit	(523,862)	(449,170)
Total equity	231,504	210,052
Total liabilities and total equity	$863,938	$772,399
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2014		2013		2014		2013
Revenue:
Subscription and support		$321,077		$239,994		$115,831		$85,795
Professional services and other		77,338		59,506		27,829		21,080
Total revenue		398,415		299,500		143,660		106,875
Cost of revenue:
Subscription and support		51,966		40,102		18,522		14,276
Professional services and other		74,307		58,141		27,477		20,916
Total cost of revenue		126,273		98,243		45,999		35,192
Gross profit		272,142		201,257		97,661		71,683
Operating expenses:
Product development		78,158		55,425		28,610		19,979
Sales and marketing		208,105		153,027		74,699		52,315
General and administrative		48,236		37,407		20,097		12,233
Total operating expenses		334,499		245,859		123,406		84,527
Operating loss		(62,357)		(44,602)		(25,745)		(12,844)
Other income / (expense), net:
Interest income		134		51		79		11
Interest expense		(10,667)		(4,924)		(3,625)		(3,497)
Other expense, net		(441)		(251)		(132)		(69)
Total other income / (expense), net		(10,974)		(5,124)		(3,678)		(3,555)
Loss before income taxes		(73,331)		(49,726)		(29,423)		(16,399)
Provision for / (benefit from) income taxes		1,361		473		(128)		373
Net loss		$(74,692)		$(50,199)		(29,295)		(16,772)
Net loss per common share, basic and diluted	$(0.98)		$(0.68)		$(0.38)		$(0.23)
Weighted average number of shares used in computing net loss per share	75,947		73,827		76,477		74,379

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(3,688)		(895)		(3,668)		33
Accumulated pension liability		141		95		47		31
Comprehensive loss		$(78,239)		$(50,999)		$(32,916)		$(16,708)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(74,692)	$(50,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,468	11,272
Amortization of other intangible assets	6,904	4,761
Amortization of debt discount and transaction costs	9,619	4,179
Provision for accounts receivable allowances	846	625
Stock-based compensation	70,256	53,597
Amortization of deferred commissions	53,478	39,971
Excess tax benefit on stock-based compensation	(519)	(330)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(17,650)	(153)
Deferred commissions	(61,892)	(45,627)
Other current assets	(1,745)	(8,118)
Other assets	(1,631)	(520)
Accounts payable	(1,395)	2,111
Accrued compensation	8,920	1,784
Deferred revenue	46,500	28,307
Other current liabilities	2,465	2,426
Other long-term liabilities	40	811
Net cash provided by operating activities	53,972	44,897
Cash flows from investing activities:
Purchases of property and equipment	(15,469)	(11,581)
Capitalized internal use software	(1,125)	(1,569)
Cash paid in business combination, net of amounts received	(39,209)	(33,907)
Purchases of marketable securities	(59,815)	—
Sales of marketable securities	799	—
Net cash used in investing activities	(114,819)	(47,057)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	—	310,000
Payments of issuance costs on convertible 0.25% senior notes	—	(8,260)
Payments under capital leases	(300)	(556)
Payments under capital leases and long-term debt - related party	(2,379)	(1,987)
Payments to repurchase common stock	—	(30,000)
Payments related to business combinations	(5,890)	—
RSUs acquired to settle employee withholding liability	(96)	(147)
Excess tax benefit on stock-based compensation	519	330
Proceeds from issuance of common stock, net of issuance costs	5,573	14,868
Net cash (used in) / provided by financing activities	(2,573)	284,248
Effect of exchange rate changes on cash and cash equivalents	(735)	(817)
Net change in cash and cash equivalents	(64,155)	281,271
Cash and cash equivalents at beginning of period	451,577	185,859
Cash and cash equivalents at end of period	$387,422	$467,130
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$359	$297
Cash paid for interest to other parties	$510	$59
Cash paid for income taxes, net of tax refunds	$1,008	$908
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$11,581
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine and three months ended September 30, 2014 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 3, 2014.

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

The subscription agreements generally provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company has not accrued any liabilities on its balance sheet for these commitments.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2014 and December 31, 2013, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2014 and December 31, 2013, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
United States	$299,071	$223,246	$107,007	$79,544
International	99,344	76,254	36,653	27,331
Total revenue	$398,415	$299,500	$143,660	$106,875

Percentage of revenue generated outside of the United States	25%	25%	26%	26%

No single country outside the United States represented more than 10% of revenue during the nine months ended September 30, 2014 or 2013.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the second quarter of 2014, the Company began participating in a second subsidy program, similar in nature to the initial program, as benefits under the initial program reached the program limits in the first quarter of 2014. During the nine and three months ended September 30, 2014 , the Company's product development operating expenses were reduced by $1.2 million and $355,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the nine and three months ended September 30, 2013, the Company's product development operating expenses were reduced by $1.9 million and $659,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time period. During the nine and three months ended September 30, 2014, the Company received $1.9 million and $589,000, respectively, from the Czech government. As of September 30, 2014, $580,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets.

Business Combination

On September 26, 2014, the Company purchased certain assets from an on-line warehouse management solution provider ("WMS"). The Company purchased certain WMS assets to expand its manufacturing vertical. The WMS assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid $15.6 million in cash of which, $2.4 million is being held in escrow for up to 18 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the asset purchase agreement. Additionally, $350,000 of consideration is being held in escrow until certain WMS tax matters are resolved.

The preliminary allocation of the WMS consideration to the assets acquired was as follows:

(dollars in thousands)
Developed technology	$2,339
Customer relationships	1,559
Trademarks	312
Goodwill	11,382
Total purchase price	$15,592

The initial accounting for developed technology, customer relationships, trademarks, and goodwill is incomplete because the Company is still in the process of determining the fair value of these assets. Comparative pro forma financial information for this acquisition has not been presented because WMS historical financial statements are not material to the Company's condensed consolidated results of operations.

The Company expects to amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, five years;

•	customer relationships, four years; and

•	trademarks, two years.
Venda

On July 17, 2014, the Company completed the purchase of all the outstanding equity of Venda Limited (“Venda"), a private company that provides Ecommerce solutions to its customers. Venda expands the Company’s European customer base and adds certain functionality to the Company's product suite. Beginning in the third quarter of 2014, Venda assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid $25.7 million in cash and issued 304,364 unregistered shares of the Company's common stock with a fair value of $22.8 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $10.1 million is being held in escrow for up to two years following the close of the transaction as protection against tax contingencies and losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the with-and-without excess earnings for customer relationships, relief of royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The preliminary allocation of the Venda consideration to the assets acquired and obligations assumed was as follows:

(dollars in thousands)
Accounts receivable	$3,763
Developed technology	7,700
Customer relationships	12,300
Trademarks	2,700
Goodwill	26,875
Accounts payable	(2,064)
Deferred tax liabilities, net	(2,018)
Tax related liabilities	(2,731)
Other assets / liabilities, net	1,913
Total purchase price	$48,438

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, five years;

•	customer relationships, seven years; and

•	trademarks, three years.

The initial accounting for Venda accounts receivable, other customer related liabilities, facilities related liabilities and employee related liabilities is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the Venda acquisition which could result in an adjustment to the acquisition price allocation. Comparative pro forma financial information for this acquisition has not been presented because the Venda historical financial statements are not material to the Company's condensed consolidated results of operations.

During the third quarter of 2014, the Company recorded $4.6 million in operating expenses related to transaction costs associated with the Venda and WMS business combinations.

OrderMotion

On May 3, 2013, the Company completed the purchase of all the outstanding equity of OrderMotion ("OM"). OM provides online Ecommerce Order Management Services that performs the back-end process for Ecommerce web stores. The OM product augments the Company's existing product offering, which allows the Company to expand its business capabilities in Ecommerce technology and services. On the closing date, the Company paid the former owners $23.5 million in cash and withheld additional consideration of $3.5 million in cash for 15 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. The Company also withheld $1.1 million as indemnification against losses the Company may incur from certain tax related matters of OM. During the three months ended September 30, 2014, the Company paid the former OM owners $3.3 million in cash. As of September 30, 2014, the Company's remaining obligation related to the OM acquisition is $689,000.
Website Hosting Provider

On March 6, 2013, the Company completed the purchase of all the outstanding equity of a website hosting provider company ("WH") that specializes in Ecommerce technology and services. On the transaction closing date, the Company paid $10.2 million in cash and withheld consideration of $1.8 million in cash for various periods up to 24 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties in the purchase agreement. During the second quarter of 2014, the Company paid the former owners $1.0 million of the withheld consideration and reduced the remaining obligation by approximately $200,000 for various adjustments. As of September 30, 2014, $600,000 in consideration is still being withheld by the Company.
Retail Anywhere

In November 2012, the Company purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. The Company purchased certain RA assets and assumed certain liabilities to expand its retail software solutions in the Ecommerce vertical. On the closing date, the Company paid $5.0 million in cash. Additional consideration of $1.3 million in cash was being withheld for up to the 15 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. As of December 31, 2013, the Company's remaining obligation was $1.1 million which was paid during the nine months ended September 30, 2014.

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	September 30, 2014
	(dollars in thousands)
Developed technology	$29,348	$(13,929)	$15,419
Trade name	5,694	(2,308)	3,386
Customer relationships	34,600	(14,233)	20,367
Non-competition agreements	947	(774)	173
Total	$70,589	$(31,244)	$39,345

	December 31, 2013
	(dollars in thousands)
Developed technology	$19,721	$(11,324)	$8,397
Trade name	2,827	(1,621)	1,206
Customer relationships	21,308	(10,946)	10,362
Non-competition agreements	1,076	(581)	495
Total	$44,932	$(24,472)	$20,460

 Future amortization of intangible assets recorded as of September 30, 2014 is expected to be as follows:

Year ending:	(dollars in thousands)
Remainder of 2014	$3,253
2015	11,678
2016	9,174
2017	5,737
2018	4,105
Thereafter	5,398
Total	$39,345

The following table details the Company's goodwill activity during the nine months ended September 30, 2014:

(dollars in thousands)
Balance as of January 1, 2014	$84,478
Business combination adjustments	(163)
Venda business combination July 2014	26,875
WMS business combination September 2014	11,382
Foreign exchange adjustment	(1,965)
Balance as of September 30, 2014	$120,607

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation gains and losses, net of tax, marketable securities unrealized gains and losses and an accumulated pension liability for employees located in the Philippines. There were no significant reclassification adjustments out of accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss.

Note 3. Financial Instruments

The Company invests primarily in money market funds, commercial paper, highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. All highly liquid investments with maturities of 90 days or less from date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than 90 days but less than a year from date of purchase are classified as short-term marketable securities. Highly liquid investments with maturities of greater than a year from the balance sheet date are classified as marketable securities, non-current. Short-term marketable securities and marketable securities, non-current are also classified as available-for-sale. The Company intends to hold marketable securities, non-current, until maturity; however, it may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisition. Consequently, the Company may or may not hold securities with stated maturities greater than twelve months until maturity.

The Company carries its fixed income investments at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss, a component of total equity. Realized gains or losses are included in other income / (expense), net section of the condensed consolidated statement of operations and comprehensive loss. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in the other income / (expense), net section of the consolidated statement of operations and comprehensive loss.

Marketable securities consist of the following investments:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Commercial paper	$3,730	$—	$—	$3,730
Marketable securities:
Commercial paper	42,994	4	(1)	42,997
Corporate notes and obligations	3,838	$—	(4)	3,834
U.S. agency bonds	3,001	$—	(1)	3,000
U.S. treasury securities	9,180	2	—	9,182
Total	$62,743	$6	$(6)	$62,743

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.

September 30, 2014
Fair Value
(in thousands)
Due within one year	$47,554
Due within two years	15,189
Total	$62,743

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
Level 1 Measurements

The Company's cash equivalents held in money market funds, available-for-sale United States Treasury securities and United States government agency securities are measured at fair value using level 1 inputs.

Level 2 Measurements

The Company's available-for-sale corporate debt securities and commercial paper are measured at fair value using level 2 inputs. The Company obtains the fair values of its level 2 available-for-sale securities from a professional pricing service.

The Company’s foreign currency forward contracts are measured at fair value using foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are classified as Level 2 and are included in other current assets and liabilities.

The Company’s 0.25% convertible senior notes due June 1, 2018 (“the Notes”) fair value differs from their carrying value which is the face value less any unamortized debt discount. The Company considers the fair value of the Notes at each balance sheet date to be a level 2 measurement because it is determined based on a recent quoted market price or dealer quote for the Notes. The Notes quoted market price or dealer quote is based on the trading price of the Company's common stock and market activity that is less than an active exchange.

The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents
Commercial paper	$—	$3,730	$—	$3,730	$—	$—	$—	$—
Money market funds	193,570	—	—	193,570	122,527	—	—	122,527
Marketable securities
Commercial paper	—	42,997	—	42,997	—	—	—	—
Corporate notes and obligations	—	3,834	—	3,834	—	—	—	—
U.S. agency bonds	3,000	—	—	3,000	—	—	—	—
U.S. treasury securities	9,182	—	—	9,182	—	—	—	—
Foreign exchange contracts	—	1,114	—	1,114	—	375	—	375
Total	$205,752	$51,675	$—	$257,427	$122,527	$375	$—	$122,902

Liabilities:
0.25% convertible senior notes	$—	$322,710	$—	$322,710	$—	$342,085	$—	$342,085
Foreign exchange contracts	—	—	—	—	—	—	—	—
Total	$—	$322,710	$—	$322,710	$—	$342,085	$—	$342,085

Restricted Cash

As of September 30, 2014, restricted cash consisted of $36,000 classified as other current assets and $167,000 classified as long-term other assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as other current assets and $715,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2014, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was

$197.7 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2014		December 31, 2013
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	$11,530	$7,067	$11,416	$4,979
British pound	10,241	7,504	7,537	4,799
Philippines peso	7,420	7,420	5,940	3,940
Czech crown	6,290	4,590	5,240	3,490
Japan yen	3,085	—	2,285	—
Canadian dollar	782	948	2,445	1,817
Euro	1,339	534	1,356	—
New Zealand dollar	454	301	287	—
Mexican peso	267	115	158	116
Total	$41,408	$28,479	$36,664	$19,141

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$1,114	$375	Other current liabilities	$—	$—
Total		$1,114	375		$—	$—

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2014	2013	2014	2013
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$446	$784	$1,099	$(353)
Total		$446	$784	$1,099	$(353)

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

During the nine months ended September 30, 2014, the Company entered into various office space leases to expand its operations within the United States, Philippines, United Kingdom, Thailand, Czech Republic and Australia. The corresponding lease terms for these agreements expire at various dates through 2021. The Company will pay a total of $16.5 million, net of any lessor lease incentives, over the corresponding lease terms.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2014 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2014	$1,838
2015	14,088
2016	12,250
2017	10,788
2018	10,861
Thereafter	10,921
Future minimum lease payments	$60,746

Note 5. Stock-based Compensation
During the third quarter of 2014, the Company granted 559,456 performance shares ("PS") to selected executives. This PS grant is subject to the Company's performance in 2015, 2016 and 2017. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2015, 2016 and 2017. The Company's Board of Directors ("BOD") set the performance metrics in the third quarter 2014. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be vested until the achievement of the performance goals is known.
During the first quarter of 2012, the Company made provisions for certain executives and other key employees to be awarded a total of 177,400 PS related to 2014. In the first quarter of 2014, the BoD set the performance metrics for these PS. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2014. These shares are subject to term vesting conditions. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant, which is in the first quarter of 2014 when the performance metrics were set by the BoD, and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be vested until the achievement of the performance goals is known at December 31, 2014.
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
As of September 30, 2014, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.0 million as of September 30, 2014. The Notes consisted of the following as of September 30, 2014:

(in thousands)
Equity component (1)	$60,931
Liability component:
Principal	$310,000
Less: debt discount, net	(47,266)
Net carrying amount	$262,734

Fair value - level 2	$322,710

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
As of September 30, 2014, the remaining life of the Notes is approximately 3.7 years.
The following table sets forth total interest expense recognized related to the Notes during the nine and three months ended September 30, 2014:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Contractual interest expense	$581	$258	$194	$194
Amortization of debt issuance costs	923	396	311	286
Amortization of debt discount	8,697	3,783	2,976	2,837
Total	$10,201	$4,437	$3,481	$3,317

Effective interest rate		5.4%

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

As of September 30, 2014, the Company had net deferred tax liabilities in foreign jurisdictions of approximately $1.5 million. The approximate $1.7 million change from the prior year relates primarily to the recording of acquisition accounting deferred tax liabilities in excess of deferred tax assets. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of September 30, 2014, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(74,692)	$(50,199)	$(29,295)	$(16,772)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	75,947	73,827	76,477	74,379
Net loss per share of common stock, basic and diluted	$(0.98)	$(0.68)	$(0.38)	$(0.23)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Shares in thousands)
Options to purchase shares of common stock	2,087	2,276	2,206	2,072
Unvested RSUs, PSUs and PS awards	2,701	3,120	2,803	3,031
Total	4,788	5,396	5,009	5,103
The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the nine and three months ended September 30, 2014, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

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
Future debt payments under notes payable as of September 30, 2014 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2014	$779
2015	3,119
2016	3,119
2017	3,119
Future debt payments	10,136
Amount representing interest	760
Present value of future debt payments	$9,376

The following table details schedule payments made to Oracle USA and Oracle Credit Corporation:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
License fee	$2,379	$1,987	$667	$621
Support	3,225	1,787	1,075	593
Interest	363	297	113	139
Total paid	$5,967	$4,071	$1,855	$1,353

The Company has also entered into various other software license agreements with Oracle Corporation. During the nine months ended September 30, 2014 and 2013, the Company received payments totaling $232,000 and $123,000, respectively, from Oracle Corporation for services it performed.
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of September 30, 2014, the Company 's accounts receivable related to these customers totaled $311,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue earned from related party	$2,395	$1,692	$842	$727
Fees NetSuite paid for services	$665	$591	$314	$194

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
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct our business worldwide, with international locations in Canada, the United Kingdom, Spain, the Czech Republic, Japan, Hong Kong, the Philippines, Singapore, Australia, Thailand and Uruguay.

On September 26, 2014, we purchased certain assets from an on-line warehouse management solution provider ("WMS"). We purchased certain WMS assets to expand our manufacturing verticle. The WMS assets, liabilities and operating results are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, we paid $15.6 million in cash of which, $2.4 million is being held in escrow for up to 18 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the asset purchase agreement. Additionally, $350,000 in consideration cash is being held in escrow until certain WMS tax matters are resolved.

On July 17, 2014, we completed the purchase of all the outstanding equity of Venda Limited (“Venda"), a private company that provides Ecommerce solutions to its customers. Venda expands our European customer base and adds certain functionality to our product suite. Beginning in the third quarter of 2014, Venda assets, liabilities and operating results are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, we paid $25.7 million in cash and issued 304,364 unregistered shares of our common stock with a fair value of $22.8 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $10.1 million is being held in escrow for up to two years following the close of the transaction as protection against tax contingencies and losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the nine and three months ended September 30, 2014, we did not have any single customer that accounted for more than 3% of our revenue.

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

•	Continue to expand our SuiteCommerce platform to enable commerce on every device, anytime, anywhere;

•	Strengthening our offerings for targeted industries such as wholesale/distribution, manufacturing, retail, high technology and professional services by adding deeper verticalized functionality; and

•	Developing our SuiteCloud ecosystem to enable third parties to extend our offerings with their vertical expertise or horizontal solution.
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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2014, we had deferred revenue of $271.4 million.

Our subscription agreements generally provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service level commitments, we have not accrued any liabilities on our balance sheet for these commitments.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
United States	$299,071	$223,246	$107,007	$79,544
International	99,344	76,254	36,653	27,331
Total revenue	$398,415	$299,500	$143,660	$106,875

Percentage of revenue generated outside of the United States	25%	25%	26%	26%

Employees

The number of full-time employees as of September 30, 2014 was 3,154 as compared to 2,434 at December 31, 2013 and 2,291 at September 30, 2013. As of September 30, 2014, our headcount included 921 employees in sales and marketing; 1,158 employees in operations, professional services, training and customer support; 780 employees in product development; and 295 employees in a general and administrative capacity.

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

Other than the change in determining the expected term assumption, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements

included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K filed on March 3, 2014 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenue:
Subscription and support	$321,077	$239,994	$115,831	$85,795
Professional services and other	77,338	59,506	27,829	21,080
Total revenue	398,415	299,500	143,660	106,875
Cost of revenue (1):
Subscription and support	51,966	40,102	18,522	14,276
Professional services and other	74,307	58,141	27,477	20,916
Total cost of revenue	126,273	98,243	45,999	35,192
Gross profit	$272,142	$201,257	$97,661	$71,683
Gross margin	68%	67%	68%	67%

(1) Includes stock-based compensation expense and amortization of intangible assets and severance and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$6,010	$4,402	$2,173	$1,687
Professional services and other	7,483	6,489	2,684	2,191
	$13,493	$10,891	$4,857	$3,878

Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013

Revenue for the nine months ended September 30, 2014 increased $98.9 million, or 33%, compared to the same period in 2013.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2014 increased $81.1 million, or 34%, compared to the same period in 2013. The increase was primarily the result of a $51.5 million increase in revenue resulting from the acquisition of new customers, and a $29.6 million increase in revenue from existing customers, both of which included the continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2014 increased $17.8 million, or 30%, compared to the same period in 2013. The increase was primarily the result of a $39.6 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements has increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $21.8 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014.

Revenue generated outside of the United States was $99.3 million, or 25%, of our total revenue for the nine months ended September 30, 2014 as compared to $76.3 million, or 25%, for the same period in 2013. While our revenue generated outside the United States increased, its percentage of total revenue remained constant.

Cost of revenue for the nine months ended September 30, 2014 increased $28.0 million, or 29%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2014 increased $11.9 million, or 30%, compared to the same period in 2013. The increase was primarily the result of a $6.6 million increase in data center production costs, a $3.9 million increase in personnel costs and a $1.3 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2013 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount, including headcount hired in connection with the Venda acquisition, and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2014 increased $16.2 million, or 28%, compared to the same period in 2013. The increase was primarily the result of a $11.6 million increase in personnel costs, a $3.3 million increase in IT, facility and other operating expenses and a $1.3 million increase in fees related to outsourced consulting services. Personnel costs increased due to an overall increase in headcount, headcount hired in connection with the Venda acquisition and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. IT, facility, recruiting and other operating expenses related to our professional services increased by $3.3 million primarily due to our global expansion. The net increase in outsourced consulting fees resulted from professional service fees incurred to develop our professional services organization, partially offset by a decrease in other outside consultant costs.

Our gross margin increased to 68% during the nine months ended September 30, 2014 from 67% during the same period in 2013. Our gross margin increased from the same period in 2013 primarily due to an increase in the average deal selling price and because our revenue growth rate for subscription services was higher than our revenue growth rate for professional services.

Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

Revenue for the three months ended September 30, 2014 increased $36.8 million, or 34%, compared to the same period in 2013.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2014 increased $30.0 million, or 35%, compared to the same period in 2013. The increase was primarily the result of a $17.1 million increase in revenue resulting from the acquisition of new customers, the continued adoption of OneWorld and a $12.9 million increase in revenue from existing customers.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2014 increased $6.7 million, or 32%, compared to the same period in 2013. The increase was primarily the result of a $15.3 million increase in revenue resulting from the acquisition of new customers. As we move up market to larger customers, the scope of our professional services engagements has increased resulting in an increase in demand for our professional services. Additionally, existing customers have purchased additional product modules, which has also resulted in an increase in demand for our professional services. The increase in professional services and other revenue was partially offset by a $8.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014.

Revenue generated outside of the United States was $36.7 million, or 26%, of our total revenue for the three months ended September 30, 2014 as compared to $27.3 million, or 26%, for the same period in 2013. While our revenue generated outside the United States increased, its percentage of total revenue remained constant.

Cost of revenue for the three months ended September 30, 2014 increased $10.8 million, or 31%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2014 increased $4.2 million, or 30%, compared to the same period in 2013. The increase was primarily the result of a $2.3 million increase in data center production costs, a $1.5 million increase in personnel costs and a $378,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2013 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount, including headcount hired in connection with the Venda acquisition, and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2014 increased $6.6 million, or 31%, compared to the same period in 2013. The increase was primarily the result of a $5.3 million increase in personnel costs and a $1.3 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, including headcount hired in connection with the Venda acquisition, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in recruiting and other costs incurred to grow our business.

Our gross margin increased to 68% during the three months ended September 30, 2014 from 67% during the same period in 2013. Our gross margin increased from the same period in 2013 primarily due to an increase in the average deal selling price and because our revenue growth rate for subscription services was higher than our revenue growth rate for professional services.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$78,158	20%	$55,425	19%
Sales and marketing	208,105	52%	153,027	51%
General and administrative	48,236	12%	37,407	12%
Total operating expenses	$334,499	84%	$245,859	82%

	Three Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$28,610	20%	$19,979	19%
Sales and marketing	74,699	52%	52,315	49%
General and administrative	20,097	14%	12,233	11%
Total operating expenses	$123,406	86%	$84,527	79%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and severance and transaction costs associated with business combinations as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Product development	$21,193	$17,116	$7,732	$5,926
Sales and marketing	27,952	19,379	11,156	6,825
General and administrative	19,974	13,448	10,552	3,889
Total	$69,119	$49,943	$29,440	$16,640

Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013

Product development expenses for the nine months ended September 30, 2014 increased $22.7 million, or 41%, as compared to the same period in 2013. The increase was primarily the result of a $17.4 million increase in personnel costs resulting from an overall increase in headcount, including headcount hired in connection with the Venda acquisition, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $3.9 million increase in stock-based compensation resulting primarily from the issuance of annual employee equity awards and equity grants to new hires. Additionally, IT, facility and other operating expenses related to our product development increased by $5.3 million due to an increase in outsourced product development services costs associated with our global expansion, data center costs incurred in connection with our product development and a decrease in government subsidies from the Czech Republic.

Sales and marketing expenses for the nine months ended September 30, 2014 increased $55.1 million, or 36%, as compared to the same period in 2013. The increase was primarily the result of a $43.9 million increase in personnel costs, a $4.5 million increase in marketing and other operating expenses, a $3.8 million increase in sales related expenses and a $2.9 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $7.1 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased due to our annual user conference, trade shows, product branding and other media campaigns. Sales related costs increased due to outsourced consulting service fees incurred to increase customer demand and an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2013. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the nine months ended September 30, 2014 increased $10.8 million, or 29%, as compared to the same period in 2013. The increase was primarily the result of a $5.8 million increase in personnel costs and a $5.0 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs include a $3.6 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased primarily due to legal, outside accounting and other business combination transaction costs incurred in connection with the acquisition of Venda and WMS in the third quarter of 2014.

Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

Product development expenses for the three months ended September 30, 2014 increased $8.6 million, or 43%, as compared to the same period in 2013. The increase was primarily the result of a $6.7 million increase in personnel costs resulting from an overall increase in headcount, including headcount hired in connection with the Venda acquisition, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.7 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $1.9 million due to an increase in costs associated with our global expansion, data center production costs incurred in connection with our product development and a decrease in government subsidies from the Czech Republic.

Sales and marketing expenses for the three months ended September 30, 2014 increased $22.4 million, or 43%, as compared to the same period in 2013. The increase was primarily the result of a $17.7 million increase in personnel costs, a $2.8 million increase in marketing and other operating expenses, a $1.1 million increase in sales related expenses and an $805,000 increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $3.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased due to media campaigns and product branding. Sales related costs increased due to outsourced consulting service fees incurred to increase customer demand and an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2013. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the three months ended September 30, 2014 increased $7.9 million, or 64%, as compared to the same period in 2013. The increase was primarily the result of a $3.0 million increase in personnel costs and a $4.9 million in other operating expenses. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs includes a $2.2 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased primarily due to $4.6 million in business combination transaction costs incurred in connection with the acquisition of Venda and WMS.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$134	—%	$51	—%
Interest expense	(10,667)	(3)%	(4,924)	(2)%
Other expense, net	(441)	—%	(251)	—%
Provision for income taxes	1,361	—%	473	—%

	Three Months Ended September 30,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$79	—%	$11	—%
Interest expense	(3,625)	(3)%	(3,497)	(3)%
Other expense, net	(132)	—%	(69)	—%
Provision for income taxes	(128)	—%	373	—%

In connection with the issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013, our interest costs have increased significantly. During the nine and three months ended September 30, 2014, interest expense increased by $5.8 million and $153,000, respectively, because the convertible notes were outstanding for the full nine months of 2014 compared to four months during the same period in 2013.

In connection with the acquisition of WH in the first quarter of 2013, we recorded $1.1 million in federal deferred income tax liabilities which resulted in a corresponding decrease in our income tax provision during the quarter. A similar transaction did not occur in 2014.

Liquidity and Capital Resources

As of September 30, 2014, our primary sources of liquidity were our cash and cash equivalents totaling $387.4 million, marketable securities totaling $59.0 million and $107.0 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2014, cash flows from operations were $54.0 million.

As of September 30, 2014, restricted cash consisted of $36,000 classified as other current assets and $167,000 classified as long-term other assets. As of December 31, 2013, restricted cash was $753,000. Of the $753,000 restricted cash balance as of December 31, 2013, $38,000 is classified as other current assets and $715,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

As of September 30, 2014, we had an accumulated deficit of $523.9 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock, issuance of convertible debt and proceeds from operations.

A summary of our cash flow activities was as follows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$53,972	$44,897
Net cash used in investing activities	(114,819)	(47,057)
Net cash (used in) / provided by financing activities	(2,573)	284,248
Effect of exchange rate changes on cash and cash equivalents	(735)	(817)
Net change in cash and cash equivalents	$(64,155)	$281,271

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the nine months ended September 30, 2014 increased from the same period in 2013 primarily due to our $59.8 million initial investment into marketable securities in the third quarter of 2014, a $24.1 million cash payment, net of cash acquired, for the acquisition of Venda in the third quarter of 2014, a $15.6 million cash payment, net of cash acquired, for the acquisition of WMS in the third quarter of 2014 and a $3.9 million increase in capital expenditures for property and equipment. These increases were partially offset by a $22.4 million net cash payment for the acquisition of OrderMotion in the second quarter of 2013 and a $9.9 million net cash payment for the acquisition of WH in the first quarter 2013.

Cash provided by financing activities for the nine months ended September 30, 2014 decreased from the same period in 2013 due to $272.3 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes and the repurchase of $30.0 million of our common stock in June 2013, a $9.3 million decrease in proceeds received from employee stock option exercises and $5.9 million in payments to the former owners of businesses acquired in late 2012 and 2013.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the nine months ended September 30, 2014, we entered into various office space leases to expand our operations within the United States, Philippines, Czech Republic, United Kingdom, Thailand and Australia. The corresponding lease terms for these agreements expire at various dates through 2021. We will pay a total of $16.5 million, net of any lessor lease incentives, over the corresponding lease terms.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $387.4 million and marketable securities of $59.0 million as of September 30, 2014. These amounts were held primarily in money market funds, commercial paper and US government securities.

Cash and cash equivalents are held for working capital purposes, marketable securities are held as short-term investments and restricted cash amounts are held as security against various lease obligations. Due to the short‑term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of September 30, 2014, the fair value of the Notes was $322.7 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine and three months ended September 30, 2014, the U.S. dollar strengthened by 2.9% and 2.0%, respectively, against the foreign currencies which our invoicing and operational expenses are denominated in when compared to the same period in the prior year. For the nine and three months ended September 30, 2014, the fluctuation in foreign currency rates reduced our net losses by approximately $1.1 million and $2.8 million, respectively.

During the nine and three months ended September 30, 2014, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments with various maturity dates over the next 18 months. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of September 30, 2014 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $74.7 million for the nine months ended September 30, 2014. As of that date, our accumulated deficit was $523.9 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the nine and three months ended September 30, 2014, our product development operating expenses were reduced by $1.2 million and $355,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the nine and three months ended September 30, 2013, our product development operating expenses were reduced by $1.9 million and $659,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time periods. During the nine and three months ended September 30, 2014, we received $1.9 million and $589,000, respectively, from the Czech Republic government. As of September 30, 2014, $580,000 in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. During the second quarter of 2014, we began participating in a second subsidy program, similar in nature to the initial program, as benefits under the initial program reached the program limits in the first quarter of 2014. The Czech Republic government will determine if we met the program requirements and that our expenses are reimbursable. If the Czech Republic government determines that our expense are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 41.7% of our common stock as of September 30, 2014. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 47.6% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Executive Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2014, we had a total of 76,701,567 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 58.3% of our outstanding shares as of September 30, 2014, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On July 17, 2014, we issued 304,364 shares of common stock with a quoted market price of approximately $24.0 million to the former owner of Venda Limited (“Venda”), a private company registered in England, in connection with our purchase all the outstanding equity of Venda.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S promulgated under the Securities Act.

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

Date:	November 6, 2014	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer