Form 10-K
period 2014-12-31
NETSUITE INC
filed 2015-03-02
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
 _____________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Large accelerated filer  ☒ Accelerated filer  ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2014, as reported by the New York Stock Exchange, was approximately $3,257.6 million. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.
On February 23, 2015, 77,308,629 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
_______________________
Portions of the Registrant's definitive proxy statement for its fiscal 2015 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

NetSuite Inc.

PART I

Item 1.	Business
Overview
NetSuite Inc. ("NetSuite" or the "Company") is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enable companies to manage most of their core business operations in our single integrated suite. Our software allows businesses to automate operations, streamline processes and access real-time business information. We also offer customer support and professional services related to implementing and supporting our suite of applications. We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $556.3 million during the year ended December 31, 2014. For each of the years ended December 31, 2014, 2013 and 2012 the percentage of our revenue generated outside of the United States was 26%.
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
Flexible Deployment. As larger organizations increasingly choose cloud computing software to take advantage of the resulting cost savings and business efficiencies, our solution can also be rapidly deployed as a standalone financials/ERP solution rather than as a business management suite. This flexible deployment allows businesses to use our cloud-based financials/ERP capabilities within line of business and integrate it with their existing CRM, PSA and Ecommerce investments, or grow into the suite over time. Additionally, global enterprises with entrenched enterprise-class financials/ERP investments at their corporate headquarters can deploy NetSuite OneWorld using a “two-tier” approach. NetSuite OneWorld can integrate with their existing enterprise-class financials/ERP at headquarters. In this case, NetSuite OneWorld is deployed across subsidiaries, divisions or countries allowing the organization to standardize its previously heterogeneous on-premise financials/ERP investments on a cloud-based solution with all the cost savings and rapid deployment options the cloud enables.

Low Total Cost of Ownership. Our suite incorporates the functionality of multiple applications, thereby eliminating the costs associated with attempting to integrate disparate applications, whether managed on-premise or delivered on-demand. Our on-demand delivery model and our application's ease of use and configurability significantly reduce implementation costs for hardware, software and services, upgrades and the need for dedicated information technology personnel. Customers typically subscribe to our application suite for a quarterly or annual fee based on the number of users and the solutions they elect to deploy. Our subscription fees are generally significantly less than typical upfront costs to purchase perpetual licenses, and our on-demand delivery system eliminates ongoing maintenance and upgrade charges.
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
Our Business Strategy
Our goal is to enhance our position as the leading provider of cloud-based financials/ERP software suites for medium-sized businesses. The key elements of our strategy include:
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
Enabling our Clients to Deliver an Omni-Channel Customer Experience. Customers today demand a seamless experience regardless of how they interact with a business - whether online, in-store, via phone or in-person. We believe there is a significant opportunity to provide our clients with tools that allow them to redefine the experience for any touch point and any business model: business-to-consumer, business-to-business or business-to-employee. We will continue to enhance and extend our SuiteCommerce offering and NetSuite point-of-sale ("POS") offering to allow our clients to transform their businesses and deliver this omni-channel experience to their customers.
Our Offerings
Our main offering is NetSuite, which is designed to provide the core business management capabilities that most of our customers require. NetSuite, OneWorld and NetSuite CRM+ are designed for use by most types of businesses. NetSuite OpenAir ("OpenAir") is designed for use specifically by professional services businesses. In addition, we offer industry-specific configurations for use by wholesale/distribution, manufacturing, retail, nonprofit, services and software companies. We also sell additional cloud-based application modules that customers can purchase to obtain additional functionality required for their specific business needs.
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
NetSuite OneWorld. OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. NetSuite OneWorld delivers rich international product capabilities including global financial consolidation, subsidiary management and transactions in more than 190 currencies, support for 19 languages and tax compliance across more than 50 countries. OneWorld allows users to utilize our single platform for financials/ERP, CRM, PSA and Ecommerce capabilities in multi-currency and multi-language environments across multiple subsidiaries and legal entities. OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. OneWorld's tax and compliance management capabilities provide a robust foundation for transparency, automation, simplicity and controls in the management of global tax and compliance responsibilities, enabling multinational businesses to grow globally with confidence. OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales representative, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and Ecommerce. Marketing and customer support operations can also be managed globally using OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.
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

NetSuite OpenAir PSA. NetSuite OpenAir is a Professional Services Automation ("PSA") solution that is used by professional services organizations and is targeted at some of the world’s largest companies with thousands of employees. NetSuite OpenAir provides a clear view into the services organization’s performance and profitability with dashboards and reports. With NetSuite OpenAir’s project accounting functionality, professional services organizations can efficiently monitor and manage projects’ revenues, expenses and profitability over the lifetime of the project. This solution provides resource management functionality to improve resource utilization, and delivers web-based project management that improves on-time project delivery and drives project success rates. NetSuite OpenAir provides online and mobile time and expense management and enables services professionals to improve their productivity by entering their expenses while on the road. NetSuite OpenAir can be deployed either as a stand-alone PSA software solution, integrated with NetSuite, or integrated with an existing enterprise CRM or financials/ERP system.
SuiteCommerce. The SuiteCommerce solution is built with the idea that Ecommerce is no longer a standalone channel but a core capability for retail and business-to-business ("B2B") businesses. SuiteCommerce enables businesses to move from standalone transactional channels such as online, in-store or telephone to an integrated commerce solution that puts the customer at the center of every experience. SuiteCommerce captures preferences and transactions into rich customer profiles to support personalized marketing, merchandising and promotions across all channels.
Business-to-consumer ("B2C") and B2B businesses are increasingly adopting SuiteCommerce’s robust, reliable, scalable and flexible cloud-based commerce solution to meet customer expectations to buy, fulfill and return via the channel of their choice. By using SuiteCommerce, businesses can provide customers with consistent, relevant shopping experiences across channels including brick-and-mortar, online, and mobile while gaining a 360-degree view of customers to deliver innovative experiences that are differentiated and more personalized. Companies are relying on SuiteCommerce to run their entire business on a single, unified cloud commerce platform - from ecommerce, in-store and financials to order management, inventory management, customer relationship management and customer support.
NetSuite POS. NetSuite POS is a point-of-sale solution that is used by retail businesses to deliver a superior customer experience at the point of sale and turn today's shopper into tomorrow's loyal customer. NetSuite POS includes extensive item search capabilities and real-time access to inventory information throughout your retail chain, to help drive sales while satisfying the customer. Built-in CRM functionality in our retail POS systems captures important customer information such as buying preference and purchase history, which enables future cross-sell and up-sell opportunities for multi-channel retailing.
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
Operations, Technology and Development
Our customers rely on our application suite to run their businesses and, as a result, we need to ensure the availability of our service. We have developed our infrastructure with the goal of achieving availability of our services, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite services and serve our customers primarily from our California-based data center facilities, which we operate in conjunction with colocation services from CenturyLink Technology Solutions (“CenturyLink”). CenturyLink was formerly SAVVIS Communications Corporation and effectively changed names in January 2014. We also have a Massachusetts-based data center facility, which we operate in conjunction with CenturyLink. The Massachusetts and California data centers serve as back-up facilities for purposes of disaster recovery.
Our NetSuite OpenAir applications are hosted from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. Our NetSuite POS applications are hosted using a hardware solution provided by a partner with various hosting from data centers based on the East Coast of the United States, which we also operate in conjunction with Amazon. NetSuite POS was formerly known as “Retail Anywhere". The OrderMotion applications are hosted from a Texas-based datacenter which we operate in conjunction with RackSpace. The Element Fusion applications are hosted from a datacenter which we operate in conjunction with CenturyLink. The Tribe HR applications are hosted from a Canada-based datacenter which we operate in conjunction with VM Farms.
Our service delivery operations incorporate industry-standard hardware, the Linux open-source operating system and Oracle databases and application servers into a flexible, scalable architecture. Elements of our application suite's infrastructure can be replaced or added with no interruption in service, helping to ensure that the failure of any single device is not expected to cause a broad service outage of the NetSuite Service.
Our single-instance, multi-tenant architecture allows us to provide our customers with enterprise-class capabilities, high quality of service, scalability and security, all at an affordable price. Our architecture enables us to host multiple smaller customers on a single database instance while preserving the ability to migrate any customer to its own server without material interruption or alteration when the customers' growth and business needs require it. In addition to the enhanced flexibility and scalability our architecture provides, it also is designed to work on inexpensive, industry-standard hardware, thereby providing us a significant cost advantage that is reflected in the pricing we are able to offer our customers.
Unlike other SaaS companies that deploy major new releases to all customers at once, we deploy all major releases and many upgrades of our application suite to only a portion of our customer base at any one time. This "phased release process" is designed to allow us to mitigate the impact of major changes and new releases, ensuring that any potential issues affect only a portion of our customers before they are addressed.
The combination of our hosting infrastructure, robust networks, flexible architecture and phased release process enables us to offer a service-level commitment to our customers of 99.5% uptime per period, excluding designated periods of maintenance. Under the terms of this commitment, we offer to credit a full month's service fees for any period where we do not meet this service level.
Product development expenses were $106.7 million, $78.3 million and $52.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. In developing our service offerings, we rely on customer feedback and spend significant time with our customers in formal user testing sessions as well as less formal "ride-alongs" and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and Asynchronous JavaScript and XML on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many development tools to third-party developers via SuiteFlex to allow extensions to the service that extend and complement the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a majority of our common stock, is the Chief Technology Officer, a principal stockholder and a director of Oracle. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.
Customers
Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2014, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; Ecommerce & Retail;

Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 100 countries in 2014. No single customer accounted for more than 3% of our revenue in 2014, 2013 or 2012.
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
As of December 31, 2014, we have numerous issued US patents and pending US patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.  There can be no assurances that our patents, or our pending patent applications even if granted, will provide us with protection.
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
Employees
As of December 31, 2014, we had 3,357 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
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
Executive Officers of the Registrant
Our executive officers, and their ages and positions as of February 27, 2015, are set forth below:

Name	Age	Position(s)
Zachary Nelson	53	President, Chief Executive Officer and Director
Evan M. Goldberg	48	Chief Technology Officer and Chairman of the Board
James McGeever	48	Chief Operating Officer
Ronald Gill	48	Chief Financial Officer
Douglas P. Solomon	48	Senior Vice President, General Counsel and Secretary
Timothy Dilley	55	Executive Vice President, Worldwide Services and Chief Customer Officer
Marc Huffman	44	President, Worldwide Sales and Distribution
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
Marc Huffman has served as our President, Worldwide Sales and Distribution since April 2014.  Prior to that, Mr. Huffman served as our Senior Vice President of North American Verticals, Channels and APAC from 2010 to April 2014.  From 2008 to 2010, Mr. Huffman served as our Senior Vice President of Sales, North America.  From December 2003 to 2008, Mr. Huffman served as our Vice President of Sales.  Prior to joining us, Mr. Huffman served as a director of sales responsible for Canada and the central U.S. at Oracle Corp.  Mr. Huffman holds a B.S. from California State University, Chico.

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
We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $100.0 million for the year ended December 31, 2014. As of that date, our accumulated deficit was $549.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.
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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with CenturyLink. However, we host our NetSuite OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with CenturyLink. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. The OrderMotion applications are hosted from a Virginia-based datacenter which we operate in conjunction with RackSpace. The Element Fusion applications are hosted from a datacenter which we operate in conjunction with CenturyLink. The Tribe HR applications are hosted from a Canada-based datacenter which we operate in conjunction with VM Farms. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, our customer data in our California-based data center production environment is replicated to a data center operated in conjunction with CenturyLink located on the East coast of the United States. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.
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
Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $556.3 million during the year ended December 31, 2014. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.
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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the fiscal year ended December 31, 2014, there can be no assurances that control deficiencies will not be identified in the future.

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
If benefits currently available under the Czech Republic government subsidy program are reduced or disallowed, our operational costs could increase.

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. In the first quarter of 2014, we reached the initial program's reimbursement limit. We then began participating in a second subsidy program, similar in nature to the initial program in the second quarter of 2014. During the years ended December 31, 2014, 2013, and 2012, our operational expenses were reduced by approximately $1.5 million, $2.5 million and $2.0 million, respectively, for reimbursements of eligible operating expenses incurred during the years ended December 31, 2014, 2013 and the period from November 2010 to December 31, 2012, respectively. We received approximately $2.2 million , $2.0 million and $1.2 million in payments from the Czech Republic government during the years ended December 31, 2014, 2013 and 2012, respectively. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.

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
Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 41.5% of our common stock as of December 31, 2014. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 47.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.
Our Board of Directors adopted resolutions which renounce and provide for a waiver of the corporate opportunity doctrine as it relates to Mr. Ellison. As a result, Mr. Ellison has no fiduciary duty to present corporate opportunities to us. In addition, Mr. Ellison’s significant interest in us could discourage potential acquirers or result in a delay or prevention of a change in control of our company or other significant corporate transactions, even if a transaction of that sort would be beneficial to our other stockholders or in our best interest and, as a result, reduce the market price of our common stock and the value of the Notes.
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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2014, we had a total of 77,031,827 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 58.5% of our outstanding shares as of December 31, 2014, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Under Section 203, our largest stockholder, which is beneficially owned by Lawrence J. Ellison, and our current stockholders associated with members of Mr. Ellison’s family are not subject to the prohibition from engaging in such business combinations.
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
Our corporate headquarters is located in San Mateo, California and comprises approximately 117,000 square feet of leased space. We also have leased facilities in Denver, Austin, Chicago, Atlanta, New York, Boston, Oklahoma City, Canada, the United Kingdom, Spain, the Czech Republic, Japan, Hong Kong, the Philippines, Thailand, Singapore, Australia and Uruguay.
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

For the quarters ended	High	Low
2014:
December 31, 2014	$113.13	$85.12
September 30, 2014	89.56	78.80
June 30, 2014	96.42	71.42
March 31, 2014	$119.63	$91.56

2013:
December 31, 2013	$111.56	$92.69
September 30, 2013	109.65	91.47
June 30, 2013	91.74	78.89
March 31, 2013	$80.06	$65.94
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
As of December 31, 2014, there were 87 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2014, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2009 was the close price of $15.98 per share.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
NetSuite	$100	$96	$156	$259	$396	$683
Nasdaq Composite Index	$100	$100	$99	$114	$158	$209
Nasdaq Computer Index	$100	$108	$108	$122	$161	$210

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data
The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected condensed consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the fiscal years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data
(Dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012	2011	2010
Revenue:
Subscription and support	$447,782	$333,556	$252,903	$199,579	$163,964
Professional services and other	108,502	80,952	55,922	36,747	29,185
Total revenue	556,284	414,508	308,825	236,326	193,149
Cost of revenue:
Subscription and support	72,007	55,269	41,857	33,083	26,908
Professional services and other	104,803	79,925	53,706	37,777	34,741
Total cost of revenue (1)	176,810	135,194	95,563	70,860	61,649
Gross profit	379,474	279,314	213,262	165,466	131,500
Operating expenses:
Product development (1)	106,706	78,312	52,739	43,531	35,019
Sales and marketing (1)	290,961	210,079	154,294	120,172	92,814
General and administrative (1)	65,138	51,693	38,469	31,951	29,232
Total operating expenses	462,805	340,084	245,502	195,654	157,065
Operating loss	(83,331)	(60,770)	(32,240)	(30,188)	(25,565)
Other income / (expenses), net and income taxes (1)	(16,706)	(9,639)	(2,989)	(1,819)	(1,901)
Net loss	$(100,037)	$(70,409)	$(35,229)	$(32,007)	$(27,466)
Net loss per common share	$(1.31)	$(0.95)	$(0.50)	$(0.48)	$(0.43)
Weighted average number of shares used in computing net loss per common share	76,174	74,085	70,713	66,919	63,772

(1) Includes stock-based compensation expense, amortization of acquisition-related intangibles, transaction costs for business combinations, costs associated with the settlement of a patent dispute, non-cash interest expense on convertible debt and income tax benefits associated with business combinations are as follows:

	Year ended December 31,
	2014	2013	2012	2011	2010
Cost of revenue:
Subscription and support	$8,342	$6,135	$4,691	$3,568	$3,598
Professional services and other	10,328	8,834	5,978	4,138	3,802
Operating expenses:
Product development	28,587	23,543	15,301	12,015	9,723
Sales and marketing	38,897	26,749	16,588	13,437	10,249
General and administrative	25,988	19,123	11,803	9,662	8,565
Other income / (expenses) and income taxes, net	12,910	5,935	—	—	—
Total	$125,052	$90,319	$54,361	$42,820	$35,937

Condensed Consolidated Balance Sheet Data
(Dollars in thousands)
	Year ended December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$367,769	$451,577	$185,859	$141,448	$104,298
Working capital, excluding deferred revenue	581,112	531,334	242,524	176,447	129,844
Total assets	922,239	772,399	369,775	281,180	217,293
Deferred revenue	314,506	224,607	161,416	111,698	81,139
Convertible 0.25% senior notes, net	265,710	254,038	—	—	—
Long-term debt (includes current portion)	8,702	11,756	1,985	4,130	4,652
Equity	$234,234	$210,052	$158,769	$128,010	$106,284

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are the industry's leading provider of cloud-based financials/ERP and omnichannel commerce software suites. In addition to financials/ERP and omnichannel commerce software suites, we offer a broad suite of applications, including accounting, CRM, Ecommerce and retail management, PSA and HCM, which enable companies to manage most of their core business operations in our single integrated suite. Our software allows businesses to automate operations, streamline processes and access real-time business information anytime, anywhere.
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
On September 26, 2014, we purchased certain assets from an on-line warehouse management solution provider ("WMS"). We purchased certain WMS assets to expand our manufacturing vertical. The WMS assets, liabilities and operating results are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid $15.6 million in cash of which, $2.4 million is being held in escrow for up to 18 months following the close of the transaction as indemnification against certain losses we may incur in the event of certain breaches of representations and warranties covered in the asset purchase agreement. Additionally, $350,000 in consideration is being held in escrow until certain WMS tax matters are resolved.

On July 17, 2014, we completed the purchase of all the outstanding equity of Venda Limited (“Venda"), a private company that provides Ecommerce solutions to its customers. Venda expands our European customer base and adds certain functionality to our product suite. The Venda assets, liabilities and operating results are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid $25.7 million in cash and issued 304,364 unregistered shares of our common stock with a fair value of $22.8 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $10.1 million is being held in escrow for up to two years following the close of the transaction as protection against tax contingencies and losses we may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

Key Components of Our Results of Operations

Revenue
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $556.3 million during the year ended December 31, 2014.
We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2014, we did not have any single customer that accounted for more than 3% of our revenue.
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
We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2014, we had deferred revenue of $314.5 million.
Backlog was approximately $325.2 million and $187.1 million as of December 31, 2014 and 2013, respectively. Of the $325.2 million in backlog as of December 31, 2014, $182.8 million was short-term backlog and $142.4 million was long-term backlog. The $187.1 million in backlog as of December 31, 2013 included $116.2 million in short-term backlog and $70.9 million in long-term backlog. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.
For the most part, our subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
United States	$414,172	$308,513	$227,975
International	142,112	105,995	80,850
Total revenue	$556,284	$414,508	$308,825

Percentage of revenue generated outside of the United States	26%	26%	26%
Employees
As of December 31, 2014, our headcount was 3,357 employees including 985 employees in sales and marketing, 1,217 employees in operations, professional services, training and customer support, 835 employees in product development, and 320 employees in a general and administrative capacity.
Cost of Revenue
Subscription and support cost of revenue primarily consists of costs related to hosting our application suite, providing customer support, data communications expenses, personnel and related costs of operations, stock-based compensation, software license fees, outsourced subscription services, costs associated with website development activities, allocated overhead which includes IT, facility and recruiting costs, amortization expense associated with capitalized internal use software and acquired developed technology, and related plant and equipment depreciation and amortization expenses. These costs are partially offset by a government subsidy credit received from the Czech government. See Product Development expenses below.
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
At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the years ended December 31, 2014, 2013 and 2012, we reduced our cost of subscription revenue and product development expenses for eligible operational expenses we expect the Czech government to reimburse. In the first quarter of 2014, we reached the initial program's reimbursement limit. We then began participating in a second subsidy program, similar in nature to the initial program, in the second quarter of 2014.
In 2015, we expect product development expenses to increase in absolute dollars as we continue to extend our service offerings in other countries, and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.
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
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in absolute dollars in 2015.

General and Administrative
General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
In 2015, we expect our general and administrative expenses to increase in absolute dollars as we continue to expand our business.
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
For the most part, the subscription agreements provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.
We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing our cloud-based application suite and professional services associated with consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because we routinely sell it separately. For the most part, professional services have standalone value because we have sold professional services separately, and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis.
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

 Internal Use Software and Website Development Costs
The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2014, 2013 or 2012. We capitalized $4.0 million, $3.2 million and $4.1 million in internal use software during the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. We capitalized commission costs of $95.5 million, $70.4 million and $50.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Accounting for Stock-Based Compensation
We recognize the fair value of stock-based compensation in the financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards and restricted stock unit awards on a straight-line basis over the requisite service period. We recognize compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Estimates are used in determining the fair value of stock option awards using a Black-Scholes model. The fair value of restricted stock, restricted stock units performance share and performance share units is generally determined based on the intrinsic value of the award on the grant date. Our 2011 performance share unit grants included a market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value. Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges.

Effective the first quarter of 2014, we changed our methodology for estimating the expected term assumption used to determine employee stock option grant fair value. We changed from the simplified method to a historical data method because we believe we have sufficient data to estimate the stock option exercise period based on historical stock option activity and historical employee termination data. Please see Note 13 of Notes to the Consolidated Financial Statements.
In recent years, we have awarded more restricted stock, restricted stock units and performance share units than granted stock options. Consequently, our restricted stock, restricted stock units and performance share units stock-based compensation expense represents a larger portion of total stock-based compensation expense recorded in our financial statements than stock options.
As a result of our stock-based compensation activity, we recorded $96.5 million, $73.7 million and $48.4 million of stock-based compensation during the years ended December 31, 2014, 2013 and 2012, respectively, excluding the effect previously capitalized stock-based compensation amortized during the year. Please see Note 13 of Notes to the Consolidated Financial Statements.
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
There were no impairment of goodwill during the years ended December 31, 2014, 2013 or 2012.
Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Our revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenue:
Subscription and support	$447,782	$333,556	$252,903
Professional services and other	108,502	80,952	55,922
Total revenue	556,284	414,508	308,825
Cost of revenue (1):
Subscription and support	72,007	55,269	41,857
Professional services and other	104,803	79,925	53,706
Total cost of revenue	176,810	135,194	95,563
Gross profit	$379,474	$279,314	$213,262
Gross margin	68%	67%	69%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$8,342	$6,135	$4,691
Professional services and other	10,328	8,834	5,978
	$18,670	$14,969	$10,669

Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013

Revenue for the year ended December 31, 2014 increased $141.8 million, or 34%, compared to the same period in 2013.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2014 increased $114.2 million, or 34%, compared to the same period in 2013. The increase was primarily the result of a $69.9 million increase in revenue resulting from the acquisition of new customers and a $44.3 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in number of customers, continued adoption of OneWorld and an increase in the average selling price on deals for new customers.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2014 increased $27.6 million, or 34%, compared to the same period in 2013. The increase was primarily the result of a $54.2 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $26.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2013 that did not recur for those customers in 2014. Additionally, demand for our professional services increased during 2014, while our average consulting rates for professional services remained constant.
Revenue generated outside of the United States was $142.1 million, or 26%, of our revenue during the year ended December 31, 2014, as compared to $106.0 million, or 26% of our revenue, during the same period in 2013.
Cost of revenue for the year ended December 31, 2014 increased $41.6 million, or 31%, compared to the same period in 2013.

Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2014 increased $16.7 million, or 30%, compared to the same period in 2013. The increase was primarily the result of a $9.9 million increase in data center production costs, a $5.0 million increase in personnel costs and a $1.8 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2014 and 2013 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2014 increased $24.9 million, or 31%, compared to the same period in 2013. The increase was primarily the result of a $17.9 million increase in personnel costs, a $4.9 million increase in IT, facility and other operating expenses and a $2.1 million increase in fees related to outsourced consulting services. Personnel costs increased due to an overall increase in headcount and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. IT, facility, recruiting and other operating expenses related to our professional services increased primarily due to our global expansion. The net increase in outsourced consulting fees resulted from professional service fees incurred to develop our professional services organization, partially offset by a decrease in other outside consulting costs.
Our gross margin was 68% during the year ended December 31, 2014 and 67% for the same period in 2013. Our gross margin increased primarily due to an increase in the average selling price on customer deals and because our gross margin for subscription services is higher than our gross margin for professional services.
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
Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2013 increased $13.4 million, or 32%, compared to the same period in 2012. The increase was primarily due to a $6.4 million increase in personnel costs resulting from an increase in headcount and annual salary increases. The increase in personnel costs includes an $854,000 increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Additionally, data center and other costs increased by $6.9 million due to an increase in support costs, depreciation, amortization of intangibles related to our 2013 and 2012 business acquisitions, amortization of capitalized internal use software costs, and other operational costs associated with an increase in our data center capacity and activity.
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
Operating Expenses
Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2014		2013		2012
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$106,706	19%	$78,312	19%	$52,739	17%
Sales and marketing	290,961	52%	210,079	51%	154,294	50%
General and administrative	65,138	12%	51,693	12%	38,469	12%
Total operating expenses	$462,805	83%	$340,084	82%	$245,502	79%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs for business combinations as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Product development	$28,587	$23,543	$15,301
Sales and marketing	38,897	26,749	16,588
General and administrative	25,988	19,123	11,803
Total	$93,472	$69,415	$43,692

Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013

Product development expenses: Product development expenses for the year ended December 31, 2014 increased $28.4 million, or 36%, as compared to the same period in 2013. The increase was primarily the result of a $22.1 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $5.0 million increase in stock-based compensation resulting primarily from the issuance of annual employee equity awards and equity grants to new hires. Additionally, IT, facility and other operating expenses related to our product development increased by $6.3 million due to an increase in outsourced product development services costs associated with our global expansion, data center costs incurred in connection with our product development and a decrease in government subsidies from the Czech Republic.
Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2014 increased $80.9 million, or 39%, as compared to the same period in 2013. The increase was primarily the result of a $61.9 million increase in personnel costs, a $9.8 million increase in marketing and other operating expenses, a $4.8 million increase in sales related expenses and a $4.4 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, personnel costs include a $9.5 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased due to our annual user conference, trade shows, product branding and other media campaigns. Sales related costs increased due to outsourced consulting service fees incurred to increase customer demand and an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2014 and 2013. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2014 increased $13.4 million, or 26%, when compared to the same period in 2013. The increase was primarily the result of an $8.2 million increase in personnel costs and a $5.2 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs include a $5.3 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased primarily due to legal, outside accounting and other business combination transaction costs incurred in connection with the acquisitions of Venda and WMS in the third quarter of 2014.
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
General and administrative expenses: General and administrative expenses for the year ended December 31, 2013 increased $13.2 million, or 34%, when compared to the same period in 2012. The increase was primarily the result of a $9.0 million increase in personnel costs and a $4.1 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in merit pay, an increase in other payroll costs such as recruiting and a $5.5 million increase in stock-based compensation resulting from the issuance of equity awards to both existing and new employees. Other operational costs increased primarily due to an increase in costs such as outside legal services. Additionally, we incurred $3.0 million in transaction costs in connection with our acquisition of T-HR, OM and WH during 2013. In connection with expanding our global operations, we also experienced a $10.3 million increase in IT, facility, recruiting and other operating expenses that were mostly allocated to other departments.
Non-operating items, including interest income and expense, other income / (expense) and income taxes were as follows for the periods presented:

	Year ended December 31,
	2014		2013		2012
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	220	—%	67	—%	158	—%
Interest expense	(14,309)	(3)%	(8,424)	(2)%	(192)	—%
Other expense, net	(451)	—%	(383)	—%	(412)	—%
Provision for income taxes	2,166	—%	899	—%	2,543	1%

Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013

Our interest expense increased by $5.9 million during the year ended December 31, 2014 as compared to 2013 primarily due to our issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013. In connection with these notes, we record interest costs consisting of amortization of debt discount, coupon interest and amortization of debt issuance costs. In 2014, we recorded interest cost for an entire year as compared to half a year in 2013.
Our provision for income taxes increased by $1.3 million during the year ended December 31, 2014 as compared to 2013 primarily due to tax benefits associated with our 2013 business combinations. See Note 15 to our consolidated financial statements for more information regarding our income taxes.

Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012

Our interest expense increased by $8.2 million during the year ended December 31, 2013 as compared to 2012 primarily due to our issuance of $310.0 million in aggregate principal amount of 0.25% convertible senior notes in June 2013. In connection with these notes, we recorded $7.8 million in interest costs consisting of amortization of debt discount, coupon interest and amortization of debt issuance costs during the year ended December 31, 2013. Additionally, related party interest increased by $349,000 because we amended our Oracle perpetual software license agreement in February 2013.
Our provision for income taxes decreased by $1.6 million during the year ended December 31, 2013 as compared to 2012 primarily due to tax benefits associated with our 2013 business combinations. See Note 15 to our consolidated financial statements for more information regarding our income taxes.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2014. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$126,705	$115,831	$105,851	$99,395	$93,562	$85,795	$80,239	$73,960
Professional services and other	31,164	27,829	25,943	23,566	21,446	21,080	20,757	17,669
Total revenue	157,869	143,660	131,794	122,961	115,008	106,875	100,996	91,629
Cost of revenue:
Subscription and support (1)	20,041	18,522	17,084	16,360	15,167	14,276	13,511	12,315
Professional services and other (1)	30,496	27,477	24,513	22,317	21,784	20,916	19,895	17,330
Total cost of revenue	50,537	45,999	41,597	38,677	36,951	35,192	33,406	29,645
Gross profit	107,332	97,661	90,197	84,284	78,057	71,683	67,590	61,984
Operating expenses:
Product development (1)	28,548	28,610	25,376	24,172	22,886	19,979	18,796	16,650
Sales and marketing (1)	82,856	74,699	69,726	63,680	57,053	52,315	53,960	46,752
General and administrative (1)	16,902	20,097	14,106	14,033	14,287	12,233	13,429	11,745
Total operating expenses	128,306	123,406	109,208	101,885	94,226	84,527	86,185	75,147
Operating loss	(20,974)	(25,745)	(19,011)	(17,601)	(16,169)	(12,844)	(18,595)	(13,163)
Other income / (expenses), net, and income taxes (1)	(4,371)	(3,550)	(4,153)	(4,632)	(4,042)	(3,928)	(1,795)	126
Net loss	$(25,345)	$(29,295)	$(23,164)	$(22,233)	$(20,211)	$(16,772)	$(20,390)	$(13,037)
Net loss per NetSuite Inc. common share	$(0.33)	$(0.38)	$(0.31)	$(0.29)	$(0.27)	$(0.23)	$(0.28)	$(0.18)
Weighted average number of shares used in computing net loss per common share	76,850	76,477	75,919	75,433	74,851	74,379	73,946	73,144

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations, non-cash interest expense on convertible debt and income tax benefits associated with business combination as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
Cost of revenue:
Subscription and support	$2,332	$2,173	$1,851	$1,986	$1,733	$1,687	$1,588	$1,127
Professional services and other	2,845	2,684	2,317	2,482	2,345	2,191	2,452	1,846
Operating expenses:
Product development	7,396	7,733	6,884	6,576	6,427	5,926	6,342	4,848
Sales and marketing	10,945	11,156	9,087	7,709	7,369	6,825	7,379	5,175
General and administrative	6,012	10,552	4,683	4,739	5,675	3,889	5,613	3,946
Other income / (expenses) and income taxes, net	3,291	3,287	3,191	3,141	2,875	3,123	1,056	(1,119)
Total	$32,821	$37,585	$28,013	$26,633	$26,424	$23,641	$24,430	$15,823

Liquidity and Capital Resources
As of December 31, 2014, our primary sources of liquidity were our cash and cash equivalents totaling $367.8 million, marketable securities totaling $91.8 million and $139.2 million in accounts receivable, net of allowance.
In the year ended December 31, 2014, cash flows from operations generated $74.9 million of cash.
Restricted cash totaled $211,000 and $753,000 at December 31, 2014 and 2013, respectively. These restricted cash accounts secure letters of credit applied against certain of our facility lease agreements. Of the $211,000 restricted cash balance as of December 31, 2014, $35,000 is classified as current other assets and $176,000 is classified as long-term other assets. The $753,000 restricted cash balance as of December 31, 2013 includes $38,000 classified as current other assets and $715,000 classified as long-term other assets.
As of December 31, 2014, we had an accumulated deficit of $549.2 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and convertible notes and cash flows from operations.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$74,920	$62,235	$54,298
Net cash used in investing activities	(157,296)	(81,023)	(24,105)
Net cash (used in) / provided by financing activities	(158)	285,576	13,732
Effect of exchange rate changes on cash and cash equivalents	(1,274)	(1,070)	486
Net change in cash and cash equivalents	$(83,808)	$265,718	$44,411
Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2014 as compared to 2013 primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.
Cash used in investing activities during the year ended December 31, 2014 was related to the purchase and sale of marketable securities, acquiring companies and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing increased due to our $91.8 million net investment into marketable securities in 2014, a $3.4 million increase in capital expenditures associated with our 2014 global expansion, partially offset by a $19.4 million decrease in business combination related cash payments , net of cash received. In 2014, we paid $39.7 million, net of cash received, to acquire Venda and WMS compared to 2013 when we paid $57.4 million, net of cash received, to acquire T-HR

("TribeHR"), OM ("OrderMotion") and WH ("Website Hosting Provider") and $747,000 in other business combination related payments.
The net cash used in financing activities during the year ended December 31, 2014 increased from 2013 due to $301.7 million in net proceeds received from the issuance of $310.0 million at par value of 0.25% convertible senior notes partially offset by the repurchase of $30.0 million of our common stock in June 2013, a $7.9 million decrease in proceeds received from employee stock option exercises and $5.9 million in payments to the former owners of businesses acquired in late 2012 and 2013.

Twelve Months Ended December 31, 2013 as Compared to the Twelve Months Ended December 31, 2012
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2013 as compared to 2012 primarily as a result of an increase in deferred revenue resulting from an increase in billings associated with the increase in bookings. This increase was offset by the increase in deferred commission resulting from the increase in sales activity.
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

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of our convertible senior notes, obligations under capital leases for equipment, notes payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2014, for the next five years and thereafter.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(dollars in thousands)
Capital lease obligations	$238	$195	$43	$—	$—
Convertible 0.25% senior notes including interest	312,648	775	1,550	310,323	—
Debt obligations - related party, including interest	9,357	3,119	6,238	—	—
Total accrued contractual obligations	322,243	4,089	7,831	310,323	—

Operating lease obligations	59,659	12,729	24,097	20,059	2,774
Purchase obligations	14,237	12,416	1,821	—	—
Total off-balance sheet contractual obligations	73,896	25,145	25,918	20,059	2,774
Total contractual obligations	$396,139	$29,234	$33,749	$330,382	$2,774

Off-Balance Sheet Arrangements
During the years ended December 31, 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
See Note 2. in Notes to our Consolidated Financial Statements "Significant Accounting Policies".

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $367.8 million and marketable securities of $91.8 million at December 31, 2014. These amounts were held primarily in money market funds, commercial paper and U.S government securities.
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

Market Risk
In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 ("the Notes"). The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of December 31, 2014, the fair value of the Notes was $347.6 million.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have an increasing percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2014, the U.S. dollar increased against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 6.9% when compared to the same period in the prior year. For the year ended December 31, 2014, the fluctuation in foreign currency rates positively affected our income by approximately $5.1 million.

During the year ended December 31, 2014, we continued a hedging program initiated in 2008 to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 6 under the heading “Notes to the Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.
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
We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, total equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on NetSuite Inc.'s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
March 2, 2015

  NetSuite Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$367,769	$451,577
Short-term marketable securities	82,622	—
Accounts receivable, net of allowances of $1,886 and $833 as of December 31, 2014 and December 31, 2013, respectively	139,221	86,818
Deferred commissions	53,377	38,187
Other current assets	30,012	22,622
Total current assets	673,001	599,204
Marketable securities, non-current	9,143	—
Property and equipment, net	58,539	48,183
Deferred commissions, non-current	13,499	8,405
Goodwill	123,049	84,478
Other intangible assets, net	32,404	20,460
Other assets	12,604	11,669
Total assets	$922,239	$772,399
Liabilities and total equity
Current liabilities:
Accounts payable	$5,082	$4,838
Deferred revenue	300,884	211,694
Accrued compensation	41,081	24,535
Accrued expenses	30,975	21,721
Other current liabilities (including note payable to related party of $2,774 and $3,054 as of December 31, 2014 and December 31, 2013, respectively)	14,751	16,776
Total current liabilities	392,773	279,564
Long-term liabilities:
Convertible 0.25% senior notes, net	265,710	254,038
Deferred revenue, non-current	13,622	12,913
Other long-term liabilities (including note payable to related party of $5,928 and $8,702 as of December 31, 2014 and December 31, 2013, respectively)	15,900	15,832
Total long-term liabilities	295,232	282,783
Total liabilities	688,005	562,347
Commitments and contingencies (Notes 11 and 12)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 77,031,827 and 75,131,404 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	770	751
Additional paid-in capital	788,583	658,717
Accumulated other comprehensive loss	(5,912)	(246)
Accumulated deficit	(549,207)	(449,170)
Total equity	234,234	210,052
Total liabilities and total equity	$922,239	$772,399
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2014		2013		2012
Revenue:
Subscription and support		$447,782		$333,556		$252,903
Professional services and other		108,502		80,952		55,922
Total revenue		556,284		414,508		308,825
Cost of revenue:
Subscription and support		72,007		55,269		41,857
Professional services and other		104,803		79,925		53,706
Total cost of revenue		176,810		135,194		95,563
Gross profit		379,474		279,314		213,262
Operating expenses:
Product development		106,706		78,312		52,739
Sales and marketing		290,961		210,079		154,294
General and administrative		65,138		51,693		38,469
Total operating expenses		462,805		340,084		245,502
Operating loss		(83,331)		(60,770)		(32,240)
Other income / (expense), net:
Interest income		220		67		158
Interest expense		(14,309)		(8,424)		(192)
Other expense, net		(451)		(383)		(412)
Total other income / (expense), net		(14,540)		(8,740)		(446)
Loss before income taxes		(97,871)		(69,510)		(32,686)
Provision for income taxes		2,166		899		2,543
Net loss		(100,037)		(70,409)		(35,229)
Net loss per common share, basic and diluted	$(1.31)		$(0.95)		$(0.50)
Weighted average number of shares used in computing net loss per share	76,174		74,085		70,713

Comprehensive loss:
Foreign currency translation gains / (loss), net of taxes		(5,751)		(1,136)		659
Unrealized loss on marketable securities		(5)		—		—
Accumulated pension liability		90		(60)		(78)
Comprehensive loss		$(105,703)		$(71,605)		$(34,648)

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Total Equity
(dollars in thousands)
	Common Stock		Additional	Accumulated other	Accumulated	Total
	Shares	Amount	paid-in capital	comprehensive loss	deficit	equity
BALANCES, January 1, 2012	68,785,296	688	470,485	369	(343,532)	128,010
Exercise of stock options for cash	2,028,576	20	15,915			15,935
Repurchase and vesting of restricted stock awards and units	1,861,393	19	(276)			(257)
Excess tax benefit on stock-based compensation			297			297
Capitalized stock-based compensation			990			990
Stock-based compensation			48,442			48,442
Accumulated pension liability				(78)		(78)
Foreign currency translation adjustment				659		659
Net loss					(35,229)	(35,229)
BALANCES, December 31, 2012	72,675,265	727	535,853	950	(378,761)	158,769
Exercise of stock options for cash	1,102,032	11	16,940			16,951
Repurchase and vesting of restricted stock awards and units	1,702,944	17	(179)			(162)
Excess tax benefit on stock-based compensation			410			410
Capitalized stock-based compensation			1,099			1,099
Stock-based compensation			73,660			73,660
Convertible 0.25% senior notes issuance			60,931			60,931
Comprehensive loss:
Repurchase and retirement of common stock	(348,837)	(4)	(29,997)			(30,001)
Accumulated pension liability				(60)		(60)
Foreign currency translation adjustment				(1,136)		(1,136)
Net loss					(70,409)	(70,409)
BALANCES, December 31, 2013	75,131,404	751	658,717	(246)	(449,170)	210,052
Exercise of stock options for cash	340,824	3	9,027			9,030
Repurchase and vesting of restricted stock awards and units	1,255,235	13	(151)			(138)
Excess tax benefit on stock-based compensation			313			313
Capitalized stock-based compensation			1,415			1,415
Stock-based compensation			96,480			96,480
Shares issued to acquire Venda Inc.	304,364	3	22,782			22,785
Comprehensive loss:
Accumulated pension liability				90		90
Unrealized loss on marketable securities				(5)		(5)
Foreign currency translation adjustment				(5,751)		(5,751)
Net loss					(100,037)	$(100,037)

BALANCES, December 31, 2014	77,031,827	$770	$788,583	$(5,912)	$(549,207)	$234,234
See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(100,037)	$(70,409)	$(35,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,115	15,668	11,006
Amortization of other intangible assets	9,993	6,749	4,580
Amortization of debt discount and transaction costs	12,910	7,316	—
Provision for accounts receivable allowances	1,446	1,041	616
Stock-based compensation	96,480	73,660	48,442
Amortization of deferred commissions	75,249	55,531	45,312
Excess tax benefit on stock-based compensation	(313)	(410)	(297)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(50,811)	(22,305)	(25,913)
Deferred commissions	(95,532)	(70,380)	(50,504)
Other current assets	(4,932)	(12,486)	(443)
Other assets	(2,165)	(2,329)	818
Accounts payable	(2,321)	1,691	1,030
Accrued compensation	15,403	6,173	940
Deferred revenue	89,668	63,510	49,524
Other current liabilities	11,624	8,771	5,453
Other long-term liabilities	(1,857)	444	(1,037)
Net cash provided by operating activities	74,920	62,235	54,298
Cash flows from investing activities:
Purchases of property and equipment	(23,732)	(20,337)	(11,843)
Capitalized internal use software	(2,578)	(2,056)	(3,041)
Cash paid in business combinations, net of cash received	(39,209)	(58,630)	(9,221)
Purchases of marketable securities	(105,576)	—	—
Maturities of marketable securities	10,000	—	—
Sales of marketable securities	3,799	—	—
Net cash used in investing activities	(157,296)	(81,023)	(24,105)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	—	310,000	—
Payments of issuance costs on convertible 0.25% senior notes	—	(8,260)	—
Payments under capital leases	(364)	(744)	(726)
Payments under capital leases and long-term debt - related party	(3,054)	(2,612)	(1,550)
Payments to repurchase common stock	—	(30,000)	—
Excess tax benefit on stock-based compensation	313	410	297
Payments related to business combinations	(5,945)	—	—
RSUs acquired to settle employee withholding liability	(137)	(162)	(257)
Proceeds from issuance of common stock	9,029	16,944	15,968
Net cash (used in) / provided by financing activities	(158)	285,576	13,732
Effect of exchange rate changes on cash and cash equivalents	(1,274)	(1,070)	486
Net change in cash and cash equivalents	(83,808)	265,718	44,411
Cash and cash equivalents at beginning of period	451,577	185,859	141,448
Cash and cash equivalents at end of period	$367,769	$451,577	$185,859
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$464	$431	$82
Cash paid for interest to other parties	$565	$442	$124
Cash paid for income taxes, net of tax refunds	$1,320	$937	$1,248
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$11,355	$—
Fixed assets and other acquired under capital lease	$—	$—	$—
Common stock issued in connection with business combination	$22,785	$—	$—
See accompanying Notes to Consolidated Financial Statements

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition, the Company offers a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enables companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.
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
For the most part, the subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require the Company to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company does not currently have any liabilities on its balance sheet for these commitments.
The Company commences revenue recognition when all of the following conditions are met:

NetSuite Inc.
Notes to Consolidated Financial Statements

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
Deferred Commissions
The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and sales personnel are made shortly after the receipt of the related customer payment. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $95.5 million, $70.4 million and $50.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Commission amortization expense was $75.2 million, $55.5 million and $45.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Internal Use Software and Website Development Costs

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2014, 2013 and 2012. The Company capitalized $4.0 million, $3.2 million and $4.1 million in internal use software during the years ended December 31, 2014, 2013 and 2012, respectively. Included in the December 31, 2014, 2013 and 2012 capitalized development costs are $1.4 million, $1.1 million and $990,000, respectively, in stock-based compensation costs. Amortization expense totaled $2.7 million, $1.6 million and $629,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of capitalized internal use software at December 31, 2014 and 2013 was $7.8 million and $6.5 million, respectively. In December 2012, the Company purchased $1.5 million in developed technology which was capitalized as internal use software. A total of $1.3 million was paid to the two former owners on the purchase date and the remaining $225,000 was paid within 15 months after the purchase date. The $1.5 million total purchase price is included in the $4.1 million in development costs capitalized in 2012. During 2013, the Company integrated this developed technology into its data center production environment.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market mutual funds and commercial paper. Cash and cash equivalents are recorded at cost, which approximates fair value.

 Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, on October 1st, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. In 2014, the Company changed its annual goodwill impairment date from December 31, to October 1. On October 1, 2014, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.
In 2009, the Company acquired QuickArrow (“QA”) for approximately $19.4 million and assigned $3.3 million to the developed technology intangible asset. The QA developed technology was being amortized over a four years period to cost of revenue. In the second quarter of 2012, certain QA customers transitioned from the QA service offering to a NetSuite service offering or terminated their service completely. As a result, the QA expected undiscounted cash flows decreased below the carrying value of the QA developed technology assets and the Company recorded a $401,000 impairment charge. $401,000 represented the excess of the carrying amount of the QA developed technology over the fair value of such asset as of June 30, 2012. The QA developed technology fair value at June 30, 2012 was derived from the expected QA future cash flows which were based on revenue generated by customers using the QA service, a Level 3 unobservable input as described in Note 5. The Company amortized the remaining $481,000 net carrying value of the asset over the second half of 2012.

The Company did not recognize any impairment charges on its long-lived assets during the years ended 2014 and 2013.
Leases
The Company leases worldwide facilities and certain other equipment under non-cancelable lease agreements. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not paid.
Under certain leases, the Company also receives reimbursements for leasehold improvements. These reimbursements are lease incentives which are recognized as a liability and are amortized on a straight-line basis over the term of the lease as a reduction of minimum rental expense. The leasehold improvements are included in property, plant and equipment and are amortized over the shorter of the estimated useful life of the improvements or the lease term.
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
The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments. And the accrued liability related to such obligations in the accompanying consolidated financial statements is negligible.
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

NetSuite Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk and Significant Customers and Suppliers
Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivables balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account's contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries. At December 31, 2014 and 2013, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the periods presented. At December 31, 2014 and 2013, long-lived assets located outside the United States were not significant.

 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
United States	$414,172	$308,513	$227,975
International	142,112	105,995	80,850
Total revenue	$556,284	$414,508	$308,825

Percentage of revenue generated outside of the United States	26%	26%	26%
No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2014, 2013 or 2012.
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
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income / (loss). Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $437,000, $343,000 and $487,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising expense was $12.8 million, $8.2 million and $4.1 million, respectively.

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

NetSuite Inc.
Notes to Consolidated Financial Statements

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

Qualified Operational Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse the Company for certain operational expenses it incurs. While the Company became eligible to participate in this program in 2010, it did not record a subsidy credit in the financial statements until it was assured of collection in 2012. Effective January 2012, when the Company incurs reimbursable operating expenses, it records a reduction in operational expenses and a receivable from the Czech government. In the first quarter of 2014, the Company reached the initial program's reimbursement limit. The Company then began participating in a second subsidy program, similar in nature to the initial program, in the second quarter of 2014. During the years ended December 31, 2014, 2013, and 2012, the Company's operational expenses were reduced by approximately $1.5 million, $2.5 million and $2.0 million, respectively, for reimbursements of eligible operating expenses incurred during the years ended December 31, 2014, 2013 and the period from November 2010 to December 31, 2012, respectively. The Company received approximately $2.2 million, $2.0 million and $1.2 million in payments from the Czech Republic government during the years ended December 31, 2014, 2013 and 2012 , respectively. As of December 31, 2014, $645,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets.

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

Accumulated Other Comprehensive Income / (Loss)

Accumulated other comprehensive income / (loss) is comprised of foreign currency translation gains and losses, net of tax, unrealized losses on marketable securities and an accumulated pension liability for employees located in the Philippines. The foreign currency translation gains /(losses), net of taxes as of December 31, 2014 and 2013 were $(5.7) million, and $22,000, respectively. Unrealized loss on marketable securities was $5,000 as of December 31, 2014. During the years ended December 31, 2014, 2013 and 2012, there were no realized gains/(losses) on marketable securities. The unamortized defined benefit pension costs as of December 31, 2014 and 2013 was $(178,000) and $(268,000), respectively.

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 3. Business Combinations

During 2014, the Company purchased certain warehouse management solution provider ("WMS") assets to expand its manufacturing vertical and Venda Limited (“Venda") to further develop its Ecommerce vertical. In connection with these acquisitions, the Company incurred transaction costs totaling $4.6 million.

	2014 Acquisitions
	WMS	Venda
	September 26, 2014	July 17, 2014
	(dollars in thousands)
Accounts receivable	$—	$3,763
Developed technology	700	7,700
Customer relationships	300	12,300
Trademarks	20	2,700
Goodwill	14,752	27,228
Accounts payable	—	(2,085)
Deferred tax liabilities	—	(2,132)
Tax related liabilities	—	(2,909)
Other assets / (liabilities), net	(180)	1,873
Total purchase price	$15,592	$48,438

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
WMS

On September 26, 2014, the Company purchased certain WMS assets to expand its manufacturing vertical. The WMS assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $15.6 million in cash of which, $2.4 million is being held in escrow for up to 18 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the asset purchase agreement. Additionally, $350,000 of consideration is being held in escrow until certain WMS tax matters are resolved.

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, five years; and

•	customer relationships, four years;

Venda

On July 17, 2014, the Company completed the purchase of all the outstanding equity of Venda, a private company that provides Ecommerce solutions to its customers. Venda expands the Company’s European customer base and adds certain functionality to the Company's product suite. The Venda assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $25.7 million in cash and issued 304,364 unregistered shares of the Company's common stock with a fair value of $22.8 million inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the cash consideration paid,

NetSuite Inc.
Notes to Consolidated Financial Statements

$10.1 million is being held in escrow for up to two years following the close of the transaction as protection against tax contingencies and losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

The Company will amortize the intangible assets on a straight-line basis over the following periods:

•	developed technology, five years;

•	customer relationships, seven years; and

•	trademarks, three years.

The initial accounting for Venda accounts receivable, intangible assets, other customer related liabilities, facilities related liabilities and employee related liabilities is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the Venda acquisition which could result in an adjustment to the acquisition price allocation.

Comparative pro forma financial information for WMS and Venda acquisitions has not been presented because the WMS and Venda historical financial statements are not material to the Company's consolidated results of operations.

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
TribeHR

On November 1, 2013, the Company completed the purchase all of the outstanding equity of TribeHR ("T-HR"), an on-line human capital management software provider. The T-HR product expands the Company's product suite and the T-HR workforce augments the Company's existing product development teams, which allows the Company to expand its business capabilities in human resource management. The assets, liabilities and operating results of T-HR are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid $24.8 million in cash of which, $2.5 million was being held in escrow for up to 12 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

NetSuite Inc.
Notes to Consolidated Financial Statements

In 2014, the escrow agent disbursed the withheld funds except for $140,000 which is being held for certain escrow claims. During the fourth quarter of 2013, the Company recorded $1.3 million in operating expenses related to transaction costs associated with this business combination.

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

As of December 31, 2013, the Company's OM purchase consideration obligations totaled $3.9 million. During the year ended December 31, 2014, the Company paid the former OM owners $3.3 million in cash. As of December 31, 2014, the Company's remaining OM purchase consideration obligation is $655,000.

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

During the year ended December 31, 2014, the Company paid the former owners $1.0 million of the withheld consideration and reduced the remaining obligation by approximately $200,000 for various adjustments. As of December 31, 2014, $600,000 in consideration is still being withheld by the Company.

Retail Anywhere
In November 2012, the Company purchased certain assets from Retail Anywhere ("RA"), an on-line retail solution service provider. The Company purchased certain RA assets and assumed certain liabilities to expand its retail software solutions in the Ecommerce vertical. On the closing date, the Company paid $5.0 million in cash.

NetSuite Inc.
Notes to Consolidated Financial Statements

Additional consideration of $1.3 million in cash was being withheld for up to the 15 months following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. As of December 31, 2013, the Company's remaining obligation was $1.1 million which was paid during the year ended December 31, 2014.

Note 4. Cash and Cash Equivalents
Cash equivalents are comprised of investments in money market mutual funds and commercial paper. Cash and cash equivalents are recorded at cost, which approximates fair value.

	December 31,
	2014	2013
	(dollars in thousands)
Cash	$206,947	$329,050
Money market mutual funds	152,673	122,527
Commercial paper	8,149	—
Total cash and cash equivalents	$367,769	$451,577

Restricted Cash

Restricted cash totaled $211,000 and $753,000 as of December 31, 2014 and December 31, 2013, respectively. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements. Of the $211,000 restricted cash balance as of December 31, 2014, $35,000 is classified as current other assets and $176,000 is classified as long-term other assets. The $753,000 restricted cash balance as of December 31, 2013 includes $38,000 classified as current other assets and $715,000 classified as long-term other assets.
The Company maintains cash balances at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

Note 5. Financial Instruments

 The Company invests primarily in money market funds, commercial paper, highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. All highly liquid investments with maturities of 90 days or less from date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than 90 days but less than a year from date of purchase are classified as short-term marketable securities. Highly liquid investments with maturities of greater than a year from the balance sheet date are classified as marketable securities, non-current. Short-term marketable securities and marketable securities, non-current are also classified as available-for-sale. The Company intends to hold marketable securities until maturity; however, it may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisition. Consequently, the Company may or may not hold securities with stated maturities greater than twelve months until maturity.

The Company carries its fixed income investments at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive loss, a component of total equity. Realized gains or losses are included in other income / (expense), net section of the consolidated statement of operations and comprehensive loss. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in the other income / (expense), net section of the consolidated statement of operations and comprehensive loss.

Marketable securities consist of the following investments:

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$152,673	$—	$—	$152,673
Commercial paper	8,149	—	—	8,149
Marketable securities:
Commercial paper	70,737	8	—	70,745
Corporate notes and obligations	11,886	—	(9)	11,877
U.S. treasury securities	9,147	—	(4)	9,143
Total	$252,592	$8	$(13)	$252,587

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.

December 31, 2014
Fair Value
(in thousands)
Due within one year	$243,444
Due within two years	9,143
Total	$252,587

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
Level 1 Measurements

The Company's cash equivalents held in money market funds and available-for-sale United States Treasury securities are measured at fair value using level 1 inputs.

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

The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents
Money market funds	$152,673	$—	$—	$152,673	$122,527	$—	$—	$122,527
Commercial paper	—	8,149	—	8,149	—	—	—	—
Marketable securities
Commercial paper	—	70,745	—	70,745	—	—	—	—
Corporate notes and obligations	—	11,877	—	11,877	—	—	—	—
U.S. treasury securities	9,143	—	—	9,143	—	—	—	—
Foreign exchange contracts	—	1,231	—	1,231	—	375	—	375
Total	$161,816	$92,002	$—	$253,818	$122,527	$375	$—	$122,902

Liabilities:
Foreign exchange contracts	$—	$1	$—	$—	$—	$—	$—	$—
Total	$—	$1	$—	$—	$—	$—	$—	$—

Note 6. Hedging Activity
Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities
During the year ended December 31, 2014, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $278.1 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of year end, the Company had the following outstanding foreign exchange forward contracts:

	December 31, 2014		December 31, 2013
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)
British pound	$16,939	$7,284	$7,537	$4,799
Australian dollar	16,004	7,494	11,416	4,979
Japanese yen	3,355	—	2,285	—
Canadian dollar	796	1,267	2,445	1,817
Euro	2,344	547	1,356	—
Czech crown	6,510	4,710	5,240	3,490
Mexican peso	268	110	158	116
Philippine peso	7,540	5,020	5,940	3,940
New Zealand dollar	258	—	287	—
Total	$54,014	$26,432	$36,664	$19,141
The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(US dollars in thousands)
Foreign exchange contracts	Other current assets	$1,231	$375	Other current liabilities	$1	$—
Total		$1,231	$375		$1	$—

 The effect of derivative instruments on the Statement of Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Twelve Months Ended December 31,
Derivatives and forward contracts		2014	2013	2012
		(US dollars in thousands)
Foreign exchange contracts	Other income/ (expense), net	$1,446	$1,095	$(512)
Total		$1,446	$1,095	$(512)
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

Note 7. Property and Equipment
As of year end, property and equipment consisted of:

	December 31,
	2014	2013
	(dollars in thousands)
Computer equipment	$68,630	$51,310
Purchased software	30,039	28,943
Internally developed software	16,046	12,052
Leasehold improvements	14,942	10,690
Furniture, fixtures and office equipment	9,292	7,875
Total property and equipment	138,949	110,870
Accumulated depreciation and amortization	(80,410)	(62,687)
Property and equipment, net	$58,539	$48,183

Depreciation and amortization expense was $20.1 million, $15.7 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8. Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 was as follows:

(dollars in thousands)
Balance as of January 1, 2013	$35,661
Goodwill acquired:
WH business combination March 2013	9,721
OM business combination May 2013	18,176
T-HR business combination November 2013	21,543
Foreign exchange adjustment	(623)
Balance as of December 31, 2013	84,478
Adjustments to prior year business combinations	(248)
Goodwill acquired:
Venda business combination July 2014	27,228
WMS business combination September 2014	14,752
Foreign exchange adjustment	(3,161)
Balance as of December 31, 2014	$123,049

The Company does not have a history of goodwill impairments.

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	December 31, 2014
	(dollars in thousands)
Developed technology	$27,432	$(15,073)	$12,359
Trade name	5,305	(2,696)	2,609
Customer relationships	32,959	(15,622)	17,337
Non-competition agreements	962	(863)	99
Total	$66,658	$(34,254)	$32,404

	December 31, 2013
	(dollars in thousands)
Developed technology	$19,721	$(11,324)	$8,397
Trade name	2,827	(1,621)	1,206
Customer relationships	21,308	(10,946)	10,362
Non-competition agreements	1,076	(581)	495
Total	$44,932	$(24,472)	$20,460
The total amortization expense for other intangible assets was $10.0 million, $6.7 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 Future amortization of intangible assets recorded as of December 31, 2014 is expected to be as follows:

Fiscal year ending December 31:	(dollars in thousands)
2015	$10,739
2016	8,275
2017	4,967
2018	3,436
2019	2,486
Thereafter	2,501
Total	$32,404

Note 9. Accrued Compensation

Accrued compensation as of December 31, 2014 and 2013 consists of:

	December 31,
	2014	2013
	(dollars in thousands)
Sales commission	$19,675	$11,237
Employee bonus	12,453	7,118
Employee benefits, payroll taxes and other	8,953	6,180
Total accrued compensation	$41,081	$24,535

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
As of December 31, 2014, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $4.7 million as of December 31, 2014. The Notes consisted of the following as of December 31, 2014:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(44,290)
Net carrying amount	$265,710

Fair value - level 2	$347,572

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
As of December 31, 2014, the remaining life of the Notes is approximately 3.50 years.

The following table sets forth total interest expense recognized related to the Notes during the twelve months ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Contractual interest expense	$775	$446
Amortization of debt issuance costs	1,237	696
Amortization of debt discount	11,673	6,620
Total	$13,685	$7,762

Effective interest rate	5.4%
In connection with issuing at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018, our Board of Directors approved the use of $30.0 million of the net proceeds to repurchase 348,837 shares of our common stock for $30.0 million, or $86.00 per share. The Company has since retired these shares.

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
In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37-month extension of unlimited licenses to the October 2007 license agreement from Oracle and was financed pursuant to notes issued to Oracle USA, Inc. at a rate of 2.12% per annum. On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48-month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company paid $2.4 million for the support services from February 28, 2013 to February 27, 2014. The Company renewed the support service agreement for $4.3 million in both February 2014 and 2015 and may renew support services for the two subsequent annual periods at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.0% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.

Future debt payments under notes payable as of December 31, 2014 are as follows:

(dollars in thousands)
Years ending:
2015	$3,119
2016	3,119
2017	3,119
Future debt payments	9,357
Amount representing interest	655
Present value of future debt payments	$8,702

The current and long-term portions of the notes payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2014	2013
	(dollars in thousands)
Current portion	$2,774	$3,054
Long-term portion	5,928	8,702
Total long-term debt	$8,702	$11,756
The maximum amount outstanding under the notes was $11.8 million and $14.4 million during the years ended December 31, 2014 and 2013, respectively.

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following years:

	Twelve Months Ended December 31,
	2014	2013	2012
	(dollars in thousands)
License fee	$3,054	$2,612	$1,550
Support	4,300	2,380	2,373
Interest	464	431	82
Total paid	$7,818	$5,423	$4,005

Note 11. Lease Commitments

The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2017. The total outstanding balance financed under capital leases was $238,000 and $247,000 at December 31, 2014 and 2013, respectively. Accumulated amortization on the leased assets was $2.4 million and $2.1 million at December 31, 2014 and 2013, respectively. Amortization of assets recorded under the capital leases is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. The current and long-term portions of capital lease were as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Current portion	$195	$247
Long-term portion	43	—
Total debt related to capital leases	$238	$247

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
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2014 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2015	$195	$12,729	$12,924
2016	40	12,777	12,817
2017	3	11,320	11,323
2018	—	11,110	11,110
2019	—	8,949	8,949
Thereafter	—	2,774	2,774
Future minimum lease payments	238	$59,659	$59,897
Amount representing interest	—
Present value of future minimum lease payments	$238

 Rental expenses for operating leases were $15.4 million, $11.1 million and $8.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Sublease income, which is recorded as reduction on of rental expense, was $321,000 for the year ended December 31, 2014 and negligible for 2013 and 2012.
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
The 2007 Plan, adopted by the Company's Board of Directors in June 2007 and effective in December 2007, reserved 2,375,000 shares of common stock for issuance under the plan. As of December 31, 2014, 4,808,788 shares remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine.

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

Amounts recognized in the financial statements related to the 2007 Plan are as follows:

	December 31,
	2014	2013	2012
	(dollars in thousands)
Total cost of stock-based plan during the year	$97,895	$74,759	$49,432
Capitalized stock-based compensation	(1,415)	(1,099)	(990)
Previously capitalized stock-based compensation amortized during the year	860	505	179
Stock-based compensation expense	$97,340	$74,165	$48,621

Foreign income tax associated with stock-based compensation	$310	$249	$287

The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock and the vesting of RSUs, PSs and PSUs.

During the third quarter of 2014, the Company granted 559,456 performance shares ("PS") to selected executives. This PS grant is subject to the Company's performance in 2015, 2016 and 2017. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2015, 2016 and 2017. The Company's Board of Directors ("BOD") set the performance metrics in the third quarter of 2014 for the entire performance period. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be vested until the achievement of the performance goals is known.

During the first quarter of 2012, the Company granted 341,750 PS, with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that are subject to the Company's performance in 2012 and 2014 ("PS 2014"). The PS vesting for each tranche is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and 2014, respectively, which were set by the BOD at the time of grant . Additionally, in the first quarter of 2012, the Company also awarded these employees 170,875 PS for 2013 ("PS 2013") and an additional 170,875 PS award for 2014 ("PS 2014ii"). The BOD set the performance metrics for the PS 2014ii award and the PS 2013 award in first quarters of 2014 and 2013, respectively.

The PS are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be awarded until the achievement of the performance goals is known which is typically in the first quarter of the following year.

For the PS 2014 award, the Company achieved 200% of its company-wide performance goals resulting in the Company awarding an additional 154,750 shares to select executives and key employees. The PS 2014 grants vest 1/3 per year with the initial vesting event in February 2015.

For the PS 2014ii, the Company achieved 126% of its company-wide performance goals resulting in the Company awarding an additional 31,183 shares to select executives and key employees. The PS 2014ii grants vest 1/3 per year with the initial vesting event in February 2015.

For the PS tranche granted for 2013, the Company achieved 137% of its company-wide performance goals resulting in the Company awarding an additional 72,542 shares to select executives and key employees. The 2013 PS grants vest 1/3 per year with the initial vesting event in February 2014.

For the PS tranche granted for 2012, the Company achieved 110% of its company-wide performance goals resulting in the Company awarding an additional 16,532 shares to select executives and key employees. The 2012 PS grants vest 1/3 per year with the initial vesting event in February 2013.

As of December 31, 2014 and 2013, all outstanding stock-based payment awards qualified for classification as equity.

Stock Options
A summary of the Company's stock option activity during the year ended December 31, 2014 was as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2014	1,889	$36.51
Granted	699	97.02
Exercised	(341)	26.49
Cancelled and forfeited	(136)	80.68
Outstanding at December 31, 2014	2,111	55.30	6.74	$113,777
Vested and expected to vest	2,013	53.58	6.63	111,916
Exercisable at December 31, 2014	1,242	$33.89	5.35	$93,473
The total intrinsic value of the options exercised was $25.4 million, $75.9 million and $95.44 million during the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was $25.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.7 years.

 The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2014	2013	2012
Weighted-average fair value of options granted	$36.09	$35.44	$23.92
Expected term	4.3 years	6.1 years	6.0 years
Expected volatility	44%	46%	52%
Risk-free interest rate	1.33%	1.16%	1.04%
Dividend yield	none	none	none
The assumptions are based on the following for each of the years presented.
Expected Term. Prior to first quarter of 2014, the Company estimated the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method due to a lack of term length data since the Company completed its initial public offering in December 2007 and its stock options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.
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
Restricted Stock Units, Restricted Stock, Performance Share and Performance Share Units
A summary of the Company's RSU, RS, PS and PSU activity during the year ended December 31, 2014 is as follows:

	Shares	Weighted-average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2014	2,668	$59.35
Granted	1,748	93.13
Vested	(1,257)	53.82
Cancelled and forfeited	(190)	73.81
Nonvested at December 31, 2014	2,969	$80.59	$303,838
For the restricted stock units, restricted stock, performance shares and performance share units that vested during the years ended December 31, 2014, 2013 and 2012, the total intrinsic value was $122.2 million, $145.3 million and $94.6 million , respectively.
In accordance with the T-HR acquisition agreement, at the close of the transaction, the Company granted certain former T-HR stockholders and now employees of the Company, 37,852 restricted stock units valued at $4.0 million and will grant another $3.0 million in restricted stock units on the one year anniversary of the close date. The restricted stock units will vest over four years in accordance with the terms of the Company's equity compensation plan. The costs of the equity grants will be recognized in the Company's statement of operations over the four-year vesting period.

Compensation expense for RSUs, restricted stock, PS and PSUs is determined based on the value of the underlying shares on the date of grant. The typical RSUs, restricted stock, PS and PSU fair value is based on market value of shares on the grant date (the intrinsic value). The fair value of the market-based PSUs on the grant date (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the peer group. As of December 31, 2014, there were $157.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to RSUs, restricted stock, PSs and PSUs that is expected to be recognized over a weighted-average period of 2.4 years.
Reserved for Future Issuance
The Company has reserved the following shares of authorized but unissued common stock for future issuance:

December 31, 2014
(shares in thousands)
Options outstanding	2,111
RSUs, PSs, PSUs and restricted stock awards outstanding	2,969
Shares available for future grants	4,809
Total	9,889

Note 14. Other Employee Benefits Plans
The Company has a defined contribution retirement plan ("the Plan") that covers substantially all domestic employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. During the years ended December 31, 2014 and 2013, the maximum annual employer contribution match was $4,000. The Company also contributes to various retirement plans for its employees outside the United States. The Company contributed $5.3 million, $3.9 million and $2.7 million to its various retirement plans for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recorded a total of $97,000 in 2014, $188,000 in 2013 and $152,000 in 2012 in service and interest costs and actuarial losses relating to its statutory pension benefit obligation for its employees in Manila, Philippines. Included in long-term liabilities is the total unfunded projected benefit obligation for this plan which is approximately $574,000 and $482,000 as of December 31, 2014 and 2013, respectively. During fiscal years 2014, 2013 and 2012, the Company recorded

$186,000, $126,000 and $74,000 respectively, in periodic benefit costs for this plan with a corresponding decrease in accumulated other comprehensive income.

Note 15. Income Taxes
The components of income before income taxes attributable to domestic and foreign operations are as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Income / (loss) before income taxes is as follows:
Domestic	$(100,608)	$(76,715)	$(37,203)
Foreign	2,737	7,205	4,517
Total	$(97,871)	$(69,510)	$(32,686)

The federal, state and foreign income tax provisions for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Current taxes:
Federal	$—	$—	$—
State	6	(29)	60
Foreign	3,089	1,236	2,483
Total current taxes	$3,095	$1,207	$2,543
Deferred taxes:
Federal	$240	$(974)	$—
State	(36)	(70)	—
Foreign	(1,133)	736	—
Total deferred taxes	(929)	(308)	—
Total	$2,166	$899	$2,543

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

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012

Federal statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.8%	(0.1)%	(1.5)%
Foreign rate differential	(2.3)%	(2.3)%	(3.1)%
Share-based compensation	(8.4)%	(8.7)%	(10.9)%
Meals and entertainment	(0.3)%	(0.3)%	(0.4)%
Other permanent differences	(2.3)%	(2.1)%	(0.3)%
Valuation allowance	(25.7)%	(22.8)%	(26.6)%
Effective income tax rate	(2.2)%	(1.3)%	(7.8)%

  Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2014	2013
	(dollars in thousands)
Deferred tax assets:
Deferred revenue	$5,146	$2,747
Other reserves and accruals	12,878	7,194
Share-based compensation	20,675	12,106
Federal operating loss carryforwards	112,949	107,662
State and foreign net operating loss carryforwards	14,809	13,514
Research and development credits	3,840	3,800
Deferred tax assets	170,297	147,023
Deferred tax liabilities:
Property and equipment	$(797)	$(338)
Convertible debt	(16,348)	(20,334)
Acquired intangible assets	(4,598)	(3,321)
Tax deductible goodwill	(670)	(406)
Deferred tax liabilities	(22,413)	(24,399)
Net deferred tax assets, before valuation allowance	147,884	122,624
Valuation allowance	(148,682)	(122,428)
Net deferred tax (liabilities) / assets	$(798)	$196
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in 2014, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2014, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets in the U.S. and Japan due to continuing losses and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. The additional deferred tax assets relate to operations in foreign jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will be realized.
As of December 31, 2014, the Company had approximately $744.6 million of consolidated federal net operating loss carryforwards and $340.3 million of California net operating loss carryforwards available to offset future taxable income, respectively. The increase in net operating loss carryforwards resulted primarily from employee stock-based compensation deductions in the U.S. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2034. The California net operating loss carryforwards expire in varying amounts between 2015 and 2034. The Company also had approximately $153.3 million of gross other state net operating loss carryforwards available to offset future taxable income which will expire in varying amounts between 2015 and 2034. In addition, there were $19.3 million of gross non-U.S. net operating loss carryforwards as of December 31, 2014, $5.9 million of which expire between 2017 and 2022 with the remaining carryforwards having an indefinite life.
The net operating losses include approximately $122.1 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital. During 2014, the Company recorded approximately $313,000 of tax benefits related to stock-based compensation that were credited to stockholder's equity during the year.
The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards at the end of 2014. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire. The Company records a full valuation allowance against these credits. The foreign research and development tax credit carryforwards are not material at the end of 2014.
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
The Company has not provided for U.S. federal and foreign withholding taxes on its undistributed earnings from its non-U.S. operations as of December 31, 2014 because the Company intends to indefinitely reinvest such earnings offshore. Additionally, the undistributed earnings are not significant. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. Therefore, it is currently not practicable to compute.
ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended December 31,
	2014	2013	2012
	(dollars in thousands)

Beginning balance - unrecognized tax benefits, gross	$3,653	$3,388	$3,388
(Decrease) / Increases- related to prior year positions	8,552	300	—
(Decrease) / Increases- current year tax positions	3,374	—	—
(Decrease) / Increases- due to lapses	(119)	(31)	—
Other	—	(4)	—
Ending balance- unrecognized tax benefits, gross	$15,460	$3,653	$3,388

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.
The Company had gross unrecognized tax benefits of $15.5 million, $3.7 million and $3.4 million at December 31, 2014, 2013 and 2012 respectively. At December 31, 2014, 2013 and 2012, there were an estimated $190,000, $337,000 and $313,000, respectively of unrecognized tax benefit that if recognized would affect the annual effective tax rate. The change in unrecognized tax benefits in 2014 is primarily related to net operating losses that have not yet been utilized to offset taxable income combined with a nominal change due to the expiration of certain statute of limitations and the net accrual for uncertain tax positions based upon the annual analysis. The change in 2013 was primarily due to the expiration of certain statute of limitations and the net accrual for uncertain tax positions based upon the annual analysis.
The Company does not anticipate material changes in the total amount of its unrecognized tax benefits within 12 months of the reporting date. The Company accrues interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2014, the Company had $43,000 of accrued interest and penalties related to unrecognized tax benefits, and $71,000 and $56,000 as of December 31, 2013 and December 31, 2012, respectively.
The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2008 through 2014 tax years remain subject to examination by their respective tax authorities. In addition, the 2006 and 2007 tax years remain open to examination in Canada.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2014	2013	2012
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(100,037)	$(70,409)	$(35,229)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	76,174	74,085	70,713
Net loss per common share, basic and diluted	$(1.31)	$(0.95)	$(0.50)
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
The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2014	2013	2012
	(shares in thousands)
Options to purchase shares of common stock	2,102	2,196	3,595
Unvested RSUs, PSs, PSUs and restricted stock awards	2,743	3,020	3,932
Total	4,845	5,216	7,527

The effect of the Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the year ended December 31, 2014, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 17. Related Party Transactions
The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, a director and a principal stockholder of Oracle Corporation. In October 2007, the Company entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. This software license and support agreement has been amended with the latest amendment occuring in February 2013. See Note 10. to the financial statements for the terms of this agreement.
Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement on the sailboats. In November 2011, the Company renewed its subscription and professional services agreement with Oracle Racing for an additional 40 months. According to the terms of the agreement, the Company will provide services to Oracle Racing through the end of the American Cup racing season in exchange for logo placement and other advertising services. The estimated value of the Company's services over the term of the agreement is $342,000. Oracle Racing values its service to be approximately $400,000 over the term of the agreement. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $67,000 and $62,000 for 2013 and 2012, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $33,000 during 2013 and 2012. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. For accounting purposes, total revenue and total costs related to the Oracle Racing agreement will be equal and will be recognized as revenue and expense, respectively, at historical cost. In connection with the license agreements discussed above, the Company recognized $15,000 and $112,000, respectively, in revenue for the years ended December 31, 2013 and 2012, respectively. During 2014, the Company received $19,000 in payments from Oracle Racing and recognized $24,000 in revenue.
The Company has entered into various software license agreements with Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, a director and a principal stockholder of Oracle Corporation. The Company paid Oracle Corporation $90,000 and $239,000 during the years ended December 31, 2014 and 2013, respectively, for services it received. During the years ended December 31, 2014 and 2013, the Company received payments totaling $124,000 and $123,000 from Oracle Corporation for services it performed. The Company recognized $127,000, $93,000 and $128,000 in revenue for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had $131,000 in accounts receivable from Oracle Corporation.
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
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of December 31, 2014, the Company had $1.1 million in accounts receivable from other related parties not affiliated with Mr. Ellison. Below is a summary of transactions between the Company and related parties other than Mr. Ellison during the years ended December 31, :

	2014	2013	2012
	(dollars in thousands)
Revenue earned from related party	$3,264	$2,311	$2,103
Fees NetSuite paid for services	$918	$937	$596

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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
Management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2014 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
The information required by this item concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts
Schedule II
Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2014	$833	$1,434	$4,208	$(4,589)	$1,886
Year ended December 31, 2013	701	1,041	1,902	(2,811)	833
Year ended December 31, 2012	$396	$616	$1,819	$(2,130)	$701

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(c) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Zachary Nelson
Zachary Nelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
/S/ Ronald Gill
Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
/S/ William L. Beane III
William L. Beane III	Director	March 2, 2015
/S/ Deborah A. Farrington
Deborah A. Farrington	Director	March 2, 2015
/S/ Evan M. Goldberg
Evan M. Goldberg	Director	March 2, 2015
/S/ Steven Gomo
Steven Gomo	Director	March 2, 2015
/S/ Catherine Kinney
Catherine Kinney	Director	March 2, 2015
/S/ Kevin Thompson
Kevin Thompson	Director	March 2, 2015
/S/ Edward J. Zander
Edward J. Zander	Director	March 2, 2015

Exhibit Index
The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1 Registration No. 333-144257).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.14 of Registrant's Current Report on Form 8-K filed on March 21, 2014).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registrant's Form S-1 Registration No. 333-144257).

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

10.6+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant's Form S-1 Registration No. 333-144257).

10.7+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and James McGeever effective March 2, 2011.

10.9+	Letter Agreement by and between Marc Huffman and Registrant effective May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on May 6, 2014).

10.10+	Offer Letter Agreement by and between the Registrant and Timothy Dilley effective July 1, 2007 (incorporated by reference to Exhibit 10.9 of Registrant's Form S-1 Registration No. 333-144257).

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

10.22+
Severance and Change of Control Agreement by and between the Registrant and Douglas P. Solomon effective December 24, 2008. (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K filed on March 13, 2009)

10.23+
Severance and Change of Control Agreement by and between Marc Huffman and Registrant effective May 1, 2014 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q filed on May 6, 2014).

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