Form 10-Q
period 2015-03-31
NETSUITE INC
filed 2015-05-05
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒

On May 1, 2015, 77,587,160 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$386,834	$367,769
Short-term marketable securities	72,455	82,622
Accounts receivable, net of allowances of $1,478 and $1,886 as of March 31, 2015 and December 31, 2014, respectively	122,418	139,221
Deferred commissions	51,495	53,377
Other current assets	38,313	30,012
Total current assets	671,515	673,001
Marketable securities, non-current	7,434	9,143
Property and equipment, net	66,048	58,539
Deferred commissions, non-current	13,140	13,499
Goodwill	120,067	123,049
Other intangible assets, net	29,457	32,404
Other assets	11,785	12,604
Total assets	$919,446	$922,239
Liabilities and total equity
Current liabilities:
Accounts payable	$4,525	$5,082
Deferred revenue	309,463	300,884
Accrued compensation	34,112	41,081
Accrued expenses	28,631	30,975
Other current liabilities (including note payable to related party of $2,805 and $2,774 as of March 31, 2015 and December 31, 2014, respectively)	17,138	14,751
Total current liabilities	393,869	392,773
Long-term liabilities:
Convertible 0.25% senior notes, net	268,687	265,710
Deferred revenue, non-current	13,912	13,622
Other long-term liabilities (including note payable to related party of $5,215 and $5,928 as of March 31, 2015 and December 31, 2014, respectively)	15,560	15,900
Total long-term liabilities	298,159	295,232
Total liabilities	692,028	688,005
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 77,563,333 and 77,031,827 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	776	770
Additional paid-in capital	808,407	788,583
Accumulated other comprehensive loss	(9,845)	(5,912)
Accumulated deficit	(571,920)	(549,207)
Total equity	227,418	234,234
Total liabilities and total equity	$919,446	$922,239
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015		2014
Revenue:
Subscription and support		$132,974		$99,395
Professional services and other		31,843		23,566
Total revenue		164,817		122,961
Cost of revenue:
Subscription and support		20,990		16,360
Professional services and other		31,371		22,317
Total cost of revenue		52,361		38,677
Gross profit		112,456		84,284
Operating expenses:
Product development		29,719		24,172
Sales and marketing		83,254		63,680
General and administrative		18,433		14,033
Total operating expenses		131,406		101,885
Operating loss		(18,950)		(17,601)
Other income / (expense), net:
Interest income		103		19
Interest expense		(3,633)		(3,500)
Other expense, net		2		(110)
Total other income / (expense), net		(3,528)		(3,591)
Loss before income taxes		(22,478)		(21,192)
Provision for income taxes		235		1,041
Net loss		(22,713)		(22,233)
Net loss per common share, basic and diluted	$(0.29)		$(0.29)
Weighted average number of shares used in computing net loss per share	77,276		75,433

Comprehensive loss:
Foreign currency translation loss, net of taxes		(3,998)		(738)
Unrealized gain on marketable securities		16		—
Accumulated pension liability		49		46
Comprehensive loss		$(26,646)		$(22,925)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,713)	$(22,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,500	4,510
Amortization of other intangible assets	3,097	2,026
Amortization of debt discount and transaction costs	3,294	3,141
Provision for accounts receivable allowances	347	304
Stock-based compensation	25,069	21,294
Amortization of deferred commissions	22,349	17,370
Excess tax benefit on stock-based compensation	(55)	(100)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	16,134	4,380
Deferred commissions	(20,108)	(18,589)
Other current assets	(8,271)	(2,241)
Other assets	466	(3,683)
Accounts payable	(865)	(248)
Accrued compensation	(6,449)	597
Deferred revenue	8,940	12,797
Other current liabilities	401	(582)
Other long-term liabilities	(169)	392
Net cash provided by operating activities	27,967	19,135
Cash flows from investing activities:
Purchases of property and equipment	(11,764)	(6,545)
Capitalized internal use software	(936)	(413)
Purchases of marketable securities	(33,798)	—
Maturities of marketable securities	45,573	—
Sales of marketable securities	104	—
Net cash used in investing activities	(821)	(6,958)
Cash flows from financing activities:
Payments under capital leases	(51)	(87)
Payments under capital leases and long-term debt - related party	(682)	(1,053)
Payments related to business combinations	(600)	(1,125)
RSUs acquired to settle employee withholding liability	(6,818)	(20)
Excess tax benefit on stock-based compensation	55	100
Proceeds from issuance of common stock, net of issuance costs	1,060	3,598
Net cash (used in) / provided by financing activities	(7,036)	1,413
Effect of exchange rate changes on cash and cash equivalents	(1,045)	100
Net change in cash and cash equivalents	19,065	13,690
Cash and cash equivalents at beginning of period	367,769	451,577
Cash and cash equivalents at end of period	$386,834	$465,267
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$98	$130
Cash paid for interest to other parties	$49	$38
Cash paid for income taxes, net of tax refunds	$425	$326
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization
NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition, the Company offers a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with international locations in Canada, Europe, Asia, Australia and Uruguay.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2015 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board ("FASB") issued new accounting guidance Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of the debt guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company has elected not to early adopt. The adoption of guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected a transition method.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2015 and December 31, 2014, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2015 and December 31, 2014, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
United States	$121,379	$91,663
International	43,438	31,298
Total revenue	$164,817	$122,961

Percentage of revenue generated outside of the United States	26%	25%

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2015 or 2014.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the three months ended March 31, 2015 and 2014, the Company's product development operating expenses were reduced by $283,000 and $607,000, respectively, for reimbursement of eligible operating expenses incurred during these time periods. During the three months ended March 31, 2015 and 2014, the Company received $498,000 and $671,000, respectively, from the Czech government. As of March 31, 2015, $343,000 in reimbursements, adjusted for foreign currency valuations, are due the Company and included in other current assets.

Goodwill

The following table details the Company's goodwill activity during the three months ended March 31, 2015:

(dollars in thousands)
Balance as of January 1, 2015	$123,049
Venda tax and liability adjustment, net	141
Reallocation to Venda developed technology	(1,200)
Foreign exchange adjustment	(1,923)
Balance as of March 31, 2015	$120,067
Venda

On July 17, 2014, the Company completed the purchase of all the outstanding equity of Venda, a private company that provides Ecommerce solutions to its customers. On the closing date, the Company paid $25.7 million in cash and issued 304,364 unregistered shares of the Company's common stock with a fair value of $22.8 million inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the cash consideration paid, $10.1 million is being held in escrow for up to two years following the close of the transaction as protection against tax contingencies and losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement.

As of March 31, 2015, the accounting for Venda accounts receivable, other customer related liabilities, facilities related liabilities and employee related liabilities remains incomplete because the Company is in the process of determining the fair value of these assets and liabilities. In first quarter of 2015, the Company completed the valuation of intangible assets with definitive lives which resulted in $1.2 million being reallocated from goodwill to developed technology. Following this reallocation, the amount allocated to developed technology is $8.9 million. The Company is also undertaking an analysis of certain tax matters associated with the Venda acquisition which could result in an additional adjustment to the acquisition price allocation.

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

Marketable securities consist of the following investments:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$157,785	$—	$—	$157,785
Commercial paper	14,997	1	—	14,998
Marketable securities:
Commercial paper	43,648	9	—	43,657
Corporate notes and obligations	13,784	$—	(3)	13,781
U.S. agency bonds	6,004	$—	(1)	6,003
U.S. treasury securities	16,443	5	—	16,448
Total	$252,661	$15	$(4)	$252,672

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value
(in thousands)
Due within one year	$245,238
Due within two years	7,434
Total	$252,672

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

The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$214,051	$—	$—	$214,051	$206,947	$—	$—	$206,947
Money market funds	157,785	—	—	157,785	152,673	—	—	152,673
Commercial paper	—	14,998	—	14,998	—	8,149	—	8,149
Marketable securities
Commercial paper	—	43,657	—	43,657	—	$70,745	—	70,745
Corporate notes and obligations	—	13,781	—	13,781	—	11,877	—	11,877
U.S. agency bonds	6,003	—	—	6,003	—	—	—	—
U.S. treasury securities	16,448	—	—	16,448	9,143	—	—	9,143
Foreign exchange contracts	—	809	—	809	—	1,231	—	1,231
Total	$394,287	$73,245	$—	$467,532	$368,763	$92,002	$—	$460,765

Liabilities:
Foreign exchange contracts	$—	$30	$—	$30	$—	$1	$—	$1
Total	$—	$30	$—	$30	$—	$1	$—	$1

Restricted Cash

As of March 31, 2015, restricted cash consisted of $32,000 classified as other current assets and $176,000 classified as long-term other assets. As of December 31, 2014, restricted cash was $211,000. Of the $211,000 restricted cash balance as of December 31, 2014, $35,000 is classified as other current assets and $176,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2015, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $74.1 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2015		December 31, 2014
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	$13,697	$6,190	$16,004	$7,494
British pound	9,820	7,359	16,939	7,284
Philippines peso	7,780	7,780	7,540	5,020
Czech crown	6,570	5,340	6,510	4,710
Japan yen	3,565	—	3,355	—
Canadian dollar	975	612	796	1,267
Euro	2,814	760	2,344	547
New Zealand dollar	550	104	258	—
Mexican peso	152	—	268	110
Total	$45,923	$28,145	$54,014	$26,432

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$809	$1,231	Other current liabilities	$30	$1
Total		$809	1,231		$30	$1

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Three Months Ended March 31,
Derivatives and forward contracts		2015	2014
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$1,226	$(331)
Total		$1,226	$(331)

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

Note 5. Stock-based Compensation
During the first quarter of 2015, the Company granted 91,929 performance shares (“PS”), with a fair value of $92.58 per share, to selected executives and other key employees. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2015 and 2017. The Company's Board of Directors ("BOD") set the performance metrics in the first quarter of 2015. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and are recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals are known at December 31, 2015 and 2017, respectively. The Company also awarded an equal number of PS for 2016 and 2017 for which the performance metrics have not yet been set by the Company's Board of Directors. As such, there is no accounting for these awards until the period the performance metrics are set.

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
As of March 31, 2015, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $4.4 million as of March 31, 2015. The Notes consisted of the following as of March 31, 2015:

(in thousands)
Equity component (1)	$60,931
Liability component:
Principal	$310,000
Less: debt discount, net	(41,313)
Net carrying amount	$268,687

Fair value - level 2	$323,888

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
As of March 31, 2015, the remaining life of the Notes is approximately 3.2 years.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Contractual interest expense	$194	$194
Amortization of debt issuance costs	318	304
Amortization of debt discount	2,976	2,837
Total	$3,488	$3,335

Effective interest rate	5.4%

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

As of March 31, 2015, the Company had net deferred tax liabilities in foreign jurisdictions of approximately $183,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets and the deferred tax asset related to the Canadian Scientific Research and Developmental Development "SR&ED" that exceeds the current utilization.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of March 31, 2015, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2015	2014
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(22,713)	$(22,233)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	77,276	75,433
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.29)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2015	2014
	(Shares in thousands)
Options to purchase shares of common stock	2,168	1,867
Unvested RSUs, PSUs and PS awards	2,886	2,575
Total	5,054	4,442

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the three months ended March 31, 2015, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 9. Related Party Transactions

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, a director and a principal stockholder of Oracle Corporation.

On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company paid $2.4 million for the support services from February 28, 2013 to February 27, 2014. During the first quarters of 2014 and 2015, the Company renewed the support service agreement for $4.3 million per annum and may renew support services for the two subsequent annual periods at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.00% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.

Future debt payments under notes payable as of March 31, 2015 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2015	$2,339
2016	3,119
2017	3,119
Future debt payments	8,577
Amount representing interest	557
Present value of future debt payments	$8,020

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
License fee	$682	$1,053
Support	1,075	1,075
Interest	98	130
Total paid	$1,855	$2,258

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended March 31, 2015 and 2014, the Company received payments totaling $131,000 and $166,000, respectively, from Oracle Corporation for services it performed.
In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of March 31, 2015, the Company's accounts receivable related to these customers totaled $57,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenue earned from related party	$784	$793
Fees NetSuite paid for services	$31	$74

A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. During the first quarter of 2015, the Company and SolarWinds renewed a $3.0 million multiple year licensing agreement for the Company to provide services to SolarWinds.
A member of the Company's board of directors, William Beane III, is the General Manager of the Oakland Athletics. During the first quarter of 2015, the Company entered into a $495,000 amendment to the agreement with the Oakland Athletics to purchase in-stadium sponsorship.
A member of the Company's board of directors, Steven Gomo, is a member of the SanDisk board of directors. During the first quarter of 2015, the Company entered into a $209,000licensing agreement for the Company to provide services to SanDisk.

Additional related party transactions entered into prior to December 31, 2014 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015.

Note 10. Subsequent Event

On April 22, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bronto Software, Inc. (“Bronto”). The total consideration payable in exchange for all of the outstanding equity interests of Bronto is approximately $200.0 million, comprised of approximately $100.0 million in cash and approximately $100.0 million in Company common stock. The consideration is subject to adjustment after the closing of the acquisition and a portion of the consideration will be placed into an escrow account to satisfy any potential claims under the Merger Agreement. The closing of the Merger is subject to customary closing conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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
Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. The Company’s headquarters are located in San Mateo, California. We conduct business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2015, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2015, we had deferred revenue of $323.4 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
United States	$121,379	$91,663
International	43,438	31,298
Total revenue	$164,817	$122,961

Percentage of revenue generated outside of the United States	26%	25%

Employees

The number of full-time employees as of March 31, 2015 was 3,585 as compared to 3,357 at December 31, 2014 and 2,550 at March 31, 2014. As of March 31, 2015, our headcount included 1,066 employees in sales and marketing; 1,304 employees in operations, professional services, training and customer support; 869 employees in product development; and 346 employees in a general and administrative capacity.

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
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars for the remainder of 2015.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and IT, facility and recruiting costs allocated to other departments.

We expect our general and administrative expenses to increase in terms of absolute dollars for the remainder of 2015.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K filed on March 2, 2015 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenue:
Subscription and support	$132,974	$99,395
Professional services and other	31,843	23,566
Total revenue	164,817	122,961
Cost of revenue (1):
Subscription and support	20,990	16,360
Professional services and other	31,371	22,317
Total cost of revenue	52,361	38,677
Gross profit	$112,456	$84,284
Gross margin	68%	69%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$2,513	$1,986
Professional services and other	2,796	2,482
	$5,309	$4,468

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Revenue for the three months ended March 31, 2015 increased $41.9 million, or 34%, compared to the same period in 2014.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2015 increased $33.6 million, or 34%, compared to the same period in 2014. The increase was primarily the result of a $20.4 million increase in revenue resulting from the acquisition of new customers and a $13.2 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the period due to an increase in number of customers, continued adoption of OneWorld and an increase in the average selling price on deals for new customers.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2015 increased $8.3 million, or 35%, compared to the same period in 2014. The increase was primarily the result of a $15.6 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $7.3 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Additionally, demand for our professional services increased during the first quarter of 2015 compared to the same period in the prior year, while our average consulting rates for professional services remained constant.

Revenue generated outside of the United States was $43.4 million, or 26%, of our total revenue for the three months ended March 31, 2015, as compared to $31.3 million, or 25%, for the same period in 2014. Revenue generated outside the United States and its percentage of total revenue increased primarily as a result of European sales growing faster than sales in the United States.

Cost of revenue for the three months ended March 31, 2015 increased $13.7 million, or 35%, compared to the same period in 2014.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2015 increased $4.6 million, or 28%, compared to the same period in 2014. The increase was primarily the result of a $3.0 million increase in data center production costs, a $1.2 million increase in personnel costs and a $412,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2014 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2015 increased $9.1 million, or 41%, compared to the same period in 2014. The increase was primarily the result of a $7.5 million increase in personnel costs and a $1.6 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 68% during the three months ended March 31, 2015 from 69% during the same period in 2014. Our gross margin decreased from the same period in 2014 primarily due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$29,719	18%	$24,172	20%
Sales and marketing	83,254	51%	63,680	52%
General and administrative	18,433	11%	14,033	11%
Total operating expenses	$131,406	80%	$101,885	83%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Product development	$7,784	$6,576
Sales and marketing	9,271	7,709
General and administrative	6,074	4,739
Total	$23,129	$19,024

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Product development expenses for the three months ended March 31, 2015 increased $5.5 million, or 23%, as compared to the same period in 2014. The increase was primarily the result of a $5.0 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.1 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $536,000 due to an increase in costs associated with our global expansion and a decrease in government subsidies from the Czech Republic, partially offset by an increase in capitalized product development costs associated with creating new product functionality.

Sales and marketing expenses for the three months ended March 31, 2015 increased $19.6 million, or 31%, as compared to the same period in 2014. The increase was primarily the result of a $16.7 million increase in personnel costs, a $1.3 million increase in marketing and other operating expenses, a $1.1 million in IT, facility and recruiting costs and a $520,000 increase in sales related expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs include a $747,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased due to media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs included an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2014.

General and administrative expenses for the three months ended March 31, 2015 increased $4.4 million, or 31%, as compared to the same period in 2014. The increase was primarily the result of a $2.6 million increase in personnel costs and a $1.8 million in other operating expenses. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs includes a $1.6 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased primarily due to business development costs.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Three Months Ended March 31,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$103	—%	$19	—%
Interest expense	(3,633)	(2)%	(3,500)	(3)%
Other expense, net	2	—%	(110)	—%
Provision for income taxes	235	—%	1,041	1%

Provision for income taxes decreased primarily due to tax benefits and decreases in tax obligations related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $386.8 million, marketable securities totaling $79.9 million and $122.4 million in accounts receivable, net of allowance.

In the three months ended March 31, 2015, cash flows from operations were $28.0 million.

As of March 31, 2015, restricted cash consisted of $32,000 classified as other current assets and $176,000 classified as long-term other assets. As of December 31, 2014, restricted cash was $211,000. Of the $211,000 restricted cash balance as of

December 31, 2014, $35,000 is classified as other current assets and $176,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

A summary of our cash flow activities was as follows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$27,967	$19,135
Net cash used in investing activities	(821)	(6,958)
Net cash (used in) / provided by financing activities	(7,036)	1,413
Effect of exchange rate changes on cash and cash equivalents	(1,045)	100
Net change in cash and cash equivalents	$19,065	$13,690

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions and bonuses paid.

Cash used in investing activities during the three months ended March 31, 2015 decreased from the same period in 2014 primarily due to $11.9 million in cash provided by marketable securities activity in the first quarter of 2015, partially offset by a $5.2 million increase in capital expenditures for property and equipment and an increase capitalized development costs related to creating new product functionality.

Cash (used in) / provided by financing activities for the three months ended March 31, 2015 changed from the same period in 2014 due to a $6.8 million increase in RSUs acquired to settle employee withholding liabilities, a $2.5 million decrease in proceeds received from employee stock option exercises, a $896,000 decrease in payments to the former owners of businesses acquired and Oracle related data center licenses.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $386.8 million and marketable securities of $79.9 million as of March 31, 2015. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of March 31, 2015, the fair value of the Notes was $323.9 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2015, the U.S. dollar strengthened by 10.7% against the foreign currencies in which our invoicing and operational expenses are denominated when compared to the same period in the prior year. For the three months ended March 31, 2015, the fluctuation in foreign currency rates reduced our net losses by approximately $2.8 million.

During the three months ended March 31, 2015, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of March 31, 2015 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $22.7 million for the three months ended March 31, 2015. As of that date, our accumulated deficit was $571.9 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the three months ended March 31, 2015 and 2014, our product development operating expenses were reduced by $283,000 and $607,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the three months ended March 31, 2015 and 2014, we received $498,000 and $671,000, respectively, from the Czech Republic government. As of March 31, 2015, $343,000 in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. The Czech Republic government will determine if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 41.2% of our common stock as of March 31, 2015. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 47.0% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2015, we had a total of 77,563,333 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 58.8% of our outstanding shares as of March 31, 2015, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

Date:	May 4, 2015	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer