Form 10-Q
period 2015-06-30
NETSUITE INC
filed 2015-08-05
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☒

On July 31, 2015, 79,040,748 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$298,617	$367,769
Short-term marketable securities	87,004	82,622
Accounts receivable, net of allowances of $1,332 and $1,886 as of June 30, 2015 and December 31, 2014, respectively	138,147	139,221
Deferred commissions	54,452	53,377
Other current assets	33,465	30,012
Total current assets	611,685	673,001
Marketable securities, non-current	—	9,143
Property and equipment, net	74,651	58,539
Deferred commissions, non-current	14,333	13,499
Goodwill	277,332	123,049
Other intangible assets, net	59,356	32,404
Other assets	26,327	12,604
Total assets	$1,063,684	$922,239
Liabilities and total equity
Current liabilities:
Accounts payable	$5,132	$5,082
Deferred revenue	331,511	300,884
Accrued compensation	39,732	41,081
Accrued expenses	35,762	30,975
Other current liabilities (including note payable to related party of $2,837 and $2,774 as of June 30, 2015 and December 31, 2014, respectively)	19,456	14,751
Total current liabilities	431,593	392,773
Long-term liabilities:
Convertible 0.25% senior notes, net	271,711	265,710
Deferred revenue, non-current	16,201	13,622
Other long-term liabilities (including note payable to related party of $4,494 and $5,928 as of June 30, 2015 and December 31, 2014, respectively)	28,398	15,900
Total long-term liabilities	316,310	295,232
Total liabilities	747,903	688,005
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 78,964,594 and 77,031,827 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	790	770
Additional paid-in capital	926,407	788,583
Accumulated other comprehensive loss	(7,209)	(5,912)
Accumulated deficit	(604,207)	(549,207)
Total equity	315,781	234,234
Total liabilities and total equity	$1,063,684	$922,239
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2015		2014		2015		2014
Revenue:
Subscription and support		$273,896		$205,246		$140,922		$105,851
Professional services and other		68,201		49,509		36,358		25,943
Total revenue		342,097		254,755		177,280		131,794
Cost of revenue:
Subscription and support		43,444		33,444		22,454		17,084
Professional services and other		68,058		46,830		36,687		24,513
Total cost of revenue		111,502		80,274		59,141		41,597
Gross profit		230,595		174,481		118,139		90,197
Operating expenses:
Product development		62,256		49,548		32,537		25,376
Sales and marketing		179,057		133,406		95,803		69,726
General and administrative		44,075		28,139		25,642		14,106
Total operating expenses		285,388		211,093		153,982		109,208
Operating loss		(54,793)		(36,612)		(35,843)		(19,011)
Other income / (expense), net:
Interest income		216		55		113		36
Interest expense		(7,153)		(7,042)		(3,520)		(3,542)
Other expense, net		(264)		(309)		(266)		(199)
Total other income / (expense), net		(7,201)		(7,296)		(3,673)		(3,705)
Loss before income taxes		(61,994)		(43,908)		(39,516)		(22,716)
(Benefit) / Provision for income taxes		(6,994)		1,489		(7,229)		448
Net loss		$(55,000)		$(45,397)		(32,287)		(23,164)
Net loss per common share, basic and diluted	$(0.71)		$(0.60)		$(0.41)		$(0.31)
Weighted average number of shares used in computing net loss per share	77,627		75,677		77,975		75,919

Comprehensive loss:
Foreign currency translation gain / (loss), net of taxes		(1,411)		(20)		2,587		718
Unrealized gain on marketable securities		16		—		—		—
Accumulated pension liability		98		93		49		47
Comprehensive loss		$(56,297)		$(45,324)		$(29,651)		$(22,399)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(55,000)	$(45,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,420	9,269
Amortization of other intangible assets	6,817	4,050
Amortization of debt discount and transaction costs	6,641	6,332
Provision for accounts receivable allowances	496	663
Stock-based compensation	53,288	43,873
Amortization of deferred commissions	46,164	34,699
Excess tax benefit on stock-based compensation	(223)	(369)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	4,557	(3,760)
Deferred commissions	(48,072)	(38,060)
Other current assets	1,488	1,224
Other assets	(8,216)	(1,720)
Accounts payable	318	(1,678)
Accrued compensation	(3,682)	2,681
Deferred revenue	29,435	27,475
Other current liabilities	4,251	(1,176)
Other long-term liabilities	192	(390)
Net cash provided by operating activities	51,874	37,716
Cash flows from investing activities:
Purchases of property and equipment	(23,239)	(10,326)
Capitalized internal use software	(1,633)	(1,049)
Cash paid in business combination, net of amounts received	(95,565)	—
Purchases of marketable securities	(65,674)	—
Maturities of marketable securities	70,263	—
Sales of marketable securities	104	—
Net cash used in investing activities	(115,744)	(11,375)
Cash flows from financing activities:
Payments under capital leases	(112)	(155)
Payments under capital leases and long-term debt - related party	(1,371)	(1,713)
Payments related to business combinations	(1,335)	(2,293)
RSUs acquired to settle employee withholding liability	(6,926)	(53)
Excess tax benefit on stock-based compensation	223	369
Proceeds from issuance of common stock	4,512	4,668
Net cash (used in) / provided by financing activities	(5,009)	823
Effect of exchange rate changes on cash and cash equivalents	(273)	450
Net change in cash and cash equivalents	(69,152)	27,614
Cash and cash equivalents at beginning of period	367,769	451,577
Cash and cash equivalents at end of period	$298,617	$479,191
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$188	$250
Cash paid for interest to other parties	$464	$459
Cash paid for income taxes, net of tax refunds	$1,099	$693
Noncash financing and investing activities:
Common stock issued in connection with business combination	$85,881	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Organization

NetSuite Inc. (the “Company”) provides cloud-based financials/Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites. In addition, the Company offers a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), Ecommerce and retail management, commerce marketing automation, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enable companies to manage most of their core business operations in its single integrated suite. The Company’s "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information. The Company also offers customer support and professional services related to implementing and supporting its suite of applications. The Company delivers its suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with international locations in Canada, Europe, Asia, Australia and Uruguay.

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2015 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015.

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

In April 2015, the FASB issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company has elected not to early adopt. The adoption of the guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected a transition method.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2015 and December 31, 2014, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2015 and December 31, 2014, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
United States	$254,639	$192,064	$133,269	$100,401
International	87,458	62,691	44,011	31,393
Total revenue	$342,097	$254,755	$177,280	$131,794

Percentage of revenue generated outside of the United States	26%	25%	25%	24%

No single country outside the United States represented more than 10% of revenue during the six months ended June 30, 2015 or 2014.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech government will reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it records a reduction in product development expense and a receivable from the Czech government. During the six and three months ended June 30, 2015, the Company's product development operating expenses were reduced by $569,000 and $287,000, respectively, for reimbursement of eligible operating expenses incurred during those respective time periods. During the six and three months ended June 30, 2014, the Company's product development operating expenses were reduced by $864,000 and $257,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time period. During the six months ended June 30, 2015, the Company received $498,000 from the Czech government. During the six and three months ended June 30, 2014, the Company received $1.3 million and $673,000, respectively, from the Czech government. As of June 30, 2015, $651,000 in reimbursements, adjusted for foreign currency valuations, were due the Company and included in other current assets.

Business Combination
Bronto Software

On June 8, 2015, the Company completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance the Company’s existing email marketing solution and its existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. The Company paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of the Company's common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $4.7 million in the period ended June 30, 2015 and are reflected as general and administrative expense in the statement of operation.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the with-and-without excess earnings and multiple period excess earnings method for customer relationships, relief of royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work-force in accordance with generally accepted accounting principles. Goodwill is not expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table summarizes the allocation of the consideration to the fair value of assets acquired and liabilities assumed at the acquisition date:

(dollars in thousands)
Cash	$1,667
Accounts receivable	4,139
Fixed assets	4,009
Deferred tax assets	5,547
Developed technology	13,400
Customer relationships	13,100
Customer relationships - backlog	3,000
Trademarks	3,060
Goodwill	156,385
Deferred tax liabilities	(13,792)
Taxes payable	(2,358)
Other assets / liabilities, net	(4,051)
Fair value of assets acquired and liabilities assumed	$184,106

The fair value of the 1,030,508 unregistered shares of common stock issued as part of the consideration paid for Bronto ($85.9 million) was determined on the basis of the closing market price of the Company’s common stock on the acquisition date less a discount for lack of marketability due to the 6-month restriction of resale as a result of SEC Rule 144 for issuance of unregistered shares to a non-affiliate as such term is defined therein. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuation for those assets.

The Company will amortize certain intangible assets on a straight-line basis, except for customer relationship - backlog, which is amortized in proportion to the related revenue recognition, over the following periods:

	Fair Value Amount	Useful Life
	(dollars in thousands)	(in years)
Developed technology	$13,400	5
Customer relationships	13,100	7
Customer relationships - backlog	3,000	1.5
Trademarks	3,060	3

The initial accounting for Bronto accounts receivable, fixed assets, other customer related liabilities, vendor obligations and employee related liabilities is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the Bronto acquisition which could result in an adjustment to the acquisition price allocation.

In accordance with the Bronto acquisition agreement, in the third quarter of 2015, the Company will grant $15.0 million in restricted stock units to certain former employees of Bronto that were hired by the Company, and will grant another $10.0 million in restricted stock units on the one year anniversary of the close date to certain employees of the Company that are working on the Bronto business. The restricted stock units will vest over four years in accordance with the terms of the Company's equity compensation plan. The costs of the equity grants will be recognized in the Company's statement of operations over the four-year vesting period.

Bronto revenue and losses included in the Company's condensed consolidated financial statements for six and three months ended June 30, 2015 were not material.

The financial information in the table below summarizes the combined results of operations of the Company and Bronto, on a pro forma basis, as though the companies had been combined as of January 1, 2014. The pro forma financial information for Bronto is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014 or of results that may occur in the future. The pro forma results include adjustments primarily related to amortization of developed technology, customer relationships and trademarks. The pro forma results also include a one-time adjustment to exclude $3.1 million in Bronto transaction costs.
Supplemental information on a pro forma basis, as if Bronto had been acquired on January 1, 2014, is presented as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Pro forma total revenue	$361,187	$271,818	$185,545	$140,724
Pro forma net loss	$(61,593)	$(50,701)	$(35,780)	$(25,631)
Pro forma loss per share - basic and diluted	$(0.78)	$(0.66)	$(0.45)	$(0.33)
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

As of June 30, 2015, the accounting for Venda accounts receivable, other customer related liabilities and employee related liabilities remains incomplete because the Company is in the process of determining the fair value of these assets and liabilities. In first quarter of 2015, the Company completed the valuation of intangible assets with definitive lives which resulted in $1.2 million being reallocated from goodwill to developed technology. Following this reallocation, the amount allocated to developed technology is $8.9 million. The Company is also undertaking an analysis of certain tax matters associated with the Venda acquisition which could result in an additional adjustment to the acquisition price allocation.

Goodwill

The following table details the Company's goodwill activity during the six months ended June 30, 2015:

(dollars in thousands)
Balance as of January 1, 2015	$123,049
Venda tax and liability adjustment, net	141
Reallocation to Venda developed technology	(1,200)
Acquisition of Bronto	156,385
Foreign exchange adjustment	(1,043)
Balance as of June 30, 2015	$277,332

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

Marketable securities consist of the following investments:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$55,696	$—	$—	$55,696
Commercial paper	9,998	1	—	9,999
Marketable securities:
Commercial paper	45,853	8	—	45,861
Corporate notes and obligations	15,710	—	(10)	15,700
U.S. agency bonds	6,003	1	—	6,004
U.S. treasury securities	19,428	11	—	19,439
Total	$152,688	$21	$(10)	$152,699

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$152,673	$—	$—	$152,673
Commercial paper	8,149	—	—	8,149
Marketable securities:
Commercial paper	70,737	8	—	70,745
Corporate notes and obligations	11,886	—	(9)	11,877
U.S. treasury securities	9,147	—	(4)	9,143
Total	$252,592	$8	$(13)	$252,587

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value
(in thousands)
Due within one year	$152,699

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

The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$232,922	$—	$—	$232,922	$206,947	$—	$—	$206,947
Money market funds	55,696	—	—	55,696	152,673	—	—	152,673
Commercial paper	—	9,999	—	9,999	—	8,149	—	8,149
Marketable securities
Commercial paper	—	45,861	—	45,861	—	$70,745	—	70,745
Corporate notes and obligations	—	15,700	—	15,700	—	11,877	—	11,877
U.S. agency bonds	—	6,004	—	6,004	—	—	—	—
U.S. treasury securities	19,439	—	—	19,439	9,143	—	—	9,143
Foreign exchange contracts	—	77	—	77	—	1,231	—	1,231
Total	$308,057	$77,641	$—	$385,698	$368,763	$92,002	$—	$460,765

Liabilities:
Foreign exchange contracts	$—	$403	$—	$403	$—	$1	$—	$1
Total	$—	$403	$—	$403	$—	$1	$—	$1

Restricted Cash

As of June 30, 2015, restricted cash consisted of $33,000 classified as other current assets and $776,000 classified as long-term other assets. As of December 31, 2014, restricted cash was $211,000. Of the $211,000 restricted cash balance as of December 31, 2014, $35,000 is classified as other current assets and $176,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2015, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $154.0 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2015		December 31, 2014
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	$13,274	$6,941	$16,004	$7,494
British pound	11,102	7,902	16,939	7,284
Philippines peso	8,580	8,580	7,540	5,020
Czech crown	6,520	6,170	6,510	4,710
Japan yen	3,775	—	3,355	—
Canadian dollar	1,758	444	796	1,267
Euro	3,227	672	2,344	547
New Zealand dollar	678	172	258	—
Mexican peso	152	—	268	110
Total	$49,066	$30,881	$54,014	$26,432

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$77	$1,231	Other current liabilities	$403	$1
Total		$77	1,231		$403	$1

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2015	2014	2015	2014
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$717	$(653)	$(509)	$(322)
Total		$717	$(653)	$(509)	$(322)

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

During the three months ended June 30, 2015, the Company amended its headquarters lease in San Mateo, California to extend the term for existing office space and to expand the facilities to accommodate expected growth. The amended lease terms expires in May 2022. Over the amended lease term, the Company will make minimum lease payments totaling $27.0 million, net of any lessor lease incentives.

In connection with acquisition of Bronto, the Company assumed lease agreements related to Bronto offices in North Carolina and the United Kingdom. The leases expire at various dates through 2023. Over the lease term, the Company will make minimum lease payments totaling $19.7 million.

Also, during the three months ended June 30, 2015, the Company renewed its Manila, Philippines, office lease for three years. The renewal term expires in April 2018. Over the lease term, the Company will make minimum lease payments totaling $4.5 million.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2015 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2015	$7,623
2016	20,393
2017	18,715
2018	17,565
2019	16,481
Thereafter	30,000
Future minimum lease payments	$110,777

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
As of June 30, 2015, circumstances that would give rise to a conversion option for the holders of Notes do not exist.
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
In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $4.0 million as of June 30, 2015. The Notes consisted of the following as of June 30, 2015:

(in thousands)
Equity component (1)	$60,931
Liability component:
Principal	$310,000
Less: debt discount, net	(38,289)
Net carrying amount	$271,711

Fair value - level 2	$322,338

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
As of June 30, 2015, the remaining life of the Notes is approximately 2.9 years.The following table sets forth total interest expense recognized related to the Notes:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Contractual interest expense	$388	$388	$194	$194
Amortization of debt issuance costs	640	612	322	307
Amortization of debt discount	6,001	5,721	3,025	2,883
Total	$7,029	$6,721	$3,541	$3,384

Effective interest rate	5.4%

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

During the three months ended June 30, 2015, the Company recorded approximately $8.0 million of additional net deferred tax liabilities related to the Bronto acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three months ended June 30, 2015 of approximately $8.0 million.

As of June 30, 2015, the Company had net deferred tax liabilities in foreign jurisdictions of approximately $254,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets and the deferred tax asset related to the Canadian Scientific Research and Developmental Development "SR&ED" that exceeds the current utilization.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of June 30, 2015, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(55,000)	$(45,397)	$(32,287)	$(23,164)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	77,627	75,677	77,975	75,919
Net loss per share of common stock, basic and diluted	$(0.71)	$(0.60)	$(0.41)	$(0.31)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Shares in thousands)
Options to purchase shares of common stock	2,237	2,027	2,306	2,186
Unvested RSUs, PSUs and PS awards	3,033	2,649	3,151	2,722
Total	5,270	4,676	5,457	4,908

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the six and three months ended June 30, 2015, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

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
Future debt payments under notes payable as of June 30, 2015 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2015	$1,560
2016	3,119
2017	3,119
Future debt payments	7,798
Amount representing interest	467
Present value of future debt payments	$7,331

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
License fee	$1,371	$1,713	$690	$659
Support	2,150	2,150	1,075	1,075
Interest	188	250	90	120
Total paid	$3,709	$4,113	$1,855	$1,854

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended June 30, 2015 and 2014, the Company received payments totaling $143,000 and $216,000, respectively, from Oracle Corporation for services it performed.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of June 30, 2015, the Company's accounts receivable related to these customers totaled $588,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue earned from related party	$1,455	$1,585	$671	$792
Fees NetSuite paid for services	$122	$352	$91	$278

The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Cornerstone on Demand board of directors. During the second quarter of 2015, the Company entered into a $185,000 consulting agreement for the Company to provide services to Cornerstone on Demand.
The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Twilio Inc. board of directors. During the second quarter of 2015, the Company entered into a $238,000 agreement for the Company to provide services to Twilio Inc.
A member of the Company’s board of directors, Catherine Kinney, is a member of the MetLife board of directors. During the second quarter of 2015, the Company and MetLife renewed a $139,000 agreement for the Company to provide services to MetLife.
A member of the Company’s board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. During the first quarter of 2015, the Company and SolarWinds renewed a $3.0 million multiple year agreement for the Company to provide services to SolarWinds.
A member of the Company's board of directors, William Beane III, is the General Manager of the Oakland Athletics. During the first quarter of 2015, the Company entered into a $495,000 amendment to the agreement with the Oakland Athletics to purchase in-stadium sponsorship.
A member of the Company's board of directors, Steven Gomo, is a member of the SanDisk board of directors. During the first quarter of 2015, the Company entered into a $209,000 agreement for the Company to provide services to SanDisk.

Additional related party transactions entered into prior to December 31, 2014 are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015.

Note 10. Subsequent Event

On June 25, 2015, the Company entered into a Share Purchase Agreement (the “Agreement”) with Monexa Services Inc. (“Monexa”). The total consideration payable in exchange for all of the outstanding equity interests of Monexa is approximately $35.0 million. The consideration is subject to adjustment after the closing of the acquisition and a portion of the consideration will be placed into an escrow account to satisfy any potential claims under the Agreement. All closing conditions have been satisfied and the parties are in the process of closing the transaction. The closing is expected to be completed on August 5, 2015.

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

Overview

NetSuite Inc. ("NetSuite" or the "Company") is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites.  In addition, we offer a broad range of applications, including financial management, Customer Relationship Management (“CRM”), ecommerce and retail management, commerce marketing automation, Professional Services Automation (“PSA”) and Human Capital Management ("HCM"), that enable companies to manage most of their core business operations in our single integrated suite.  Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information.  We also offer customer support and professional services related to the support and implementation of our suite of applications.  We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. The Company’s headquarters are located in San Mateo, California. We conduct business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.

On June 8, 2015, we completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance our existing email marketing solution and our existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in the our condensed consolidated financial statements from the date of acquisition. We paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of our common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $4.7 million for the three month period ended June 30, 2015.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended June 30, 2015, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2015, we had deferred revenue of $347.7 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
United States	$254,639	$192,064	$133,269	$100,401
International	87,458	62,691	44,011	31,393
Total revenue	$342,097	$254,755	$177,280	$131,794

Percentage of revenue generated outside of the United States	26%	25%	25%	24%

Employees

The number of full-time employees as of June 30, 2015 was 4,101 as compared to 3,357 at December 31, 2014 and 2,762 at June 30, 2014. As of June 30, 2015, our headcount included 1,251 employees in sales and marketing; 1,453 employees in operations, professional services, training and customer support; 986 employees in product development; and 411 employees in a general and administrative capacity.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to
Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K filed on March 2, 2015 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue:
Subscription and support	$273,896	$205,246	$140,922	$105,851
Professional services and other	68,201	49,509	36,358	25,943
Total revenue	342,097	254,755	177,280	131,794
Cost of revenue (1):
Subscription and support	43,444	33,444	22,454	17,084
Professional services and other	68,058	46,830	36,687	24,513
Total cost of revenue	111,502	80,274	59,141	41,597
Gross profit	$230,595	$174,481	$118,139	$90,197
Gross margin	67%	68%	67%	68%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$5,159	$3,837	$2,646	$1,851
Professional services and other	5,622	4,799	2,826	2,317
	$10,781	$8,636	$5,472	$4,168

Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

Revenue for the six months ended June 30, 2015 increased $87.3 million, or 34%, compared to the same period in 2014.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2015 increased $68.7 million, or 33%, compared to the same period in 2014. The increase was primarily the result of a $42.9 million increase in revenue resulting from the acquisition of new customers and a $25.7 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers, continued adoption of OneWorld and an increase in the average selling price on deals for new customers.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2015 increased $18.7 million, or 38%, compared to the same period in 2014. The increase was primarily the result of a $33.3 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $14.6 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Demand for our professional services increased during the six months ended June 30, 2015, compared to the same period in the prior year, while our average consulting rates for professional services remained constant.

Revenue generated outside of the United States was $87.5 million, or 26%, of our total revenue for the six months ended June 30, 2015, as compared to $62.7 million, or 25%, for the same period in 2014. Revenue generated outside the United States and its percentage of total revenue increased primarily as a result of our increased presence in Europe.

Cost of revenue for the six months ended June 30, 2015 increased $31.2 million, or 39%, compared to the same period in 2014.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2015 increased $10.0 million, or 30%, compared to the same period in 2014. The increase was primarily the result of a $6.1 million increase in data center production costs, a $2.8 million increase in personnel costs and a $1.1 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2014 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2015 increased $21.2 million, or 45%, compared to the same period in 2014. The increase was primarily the result of a $17.9 million increase in personnel costs and a $3.3 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the six months ended June 30, 2015 from 68% during the same period in 2014. Our gross margin decreased from the same period in 2014 primarily due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue. Professional services gross margin is lower in comparison to the same period in the prior year because we are integrating recently hired consultants into our professional services operations.

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Revenue for the three months ended June 30, 2015 increased $45.5 million, or 35%, compared to the same period in 2014.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2015 increased $35.1 million, or 33%, compared to the same period in 2014. The increase was primarily the result of a $22.5 million increase in revenue resulting from the acquisition of new customers and a $12.6 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers, continued adoption of OneWorld and an increase in the average selling price on deals for new customers.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2015 increased $10.4 million, or 40%, compared to the same period in 2014. The increase was primarily the result of a $17.7 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $7.3 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Demand for our professional services increased during the second quarter of 2015, compared to the same period in the prior year and our average consulting rates for professional services increased slightly.

Revenue generated outside of the United States was $44.0 million, or 25%, of our total revenue for the three months ended June 30, 2015, as compared to $31.4 million, or 24%, for the same period in 2014. Revenue generated outside the United States and its percentage of total revenue increased primarily as a result of our increased presence in Europe.

Cost of revenue for the three months ended June 30, 2015 increased $17.5 million, or 42%, compared to the same period in 2014.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2015 increased $5.4 million, or 31%, compared to the same period in 2014. The increase was primarily the result of a $3.1 million increase in data center production costs, a $1.6 million increase in personnel costs and a $687,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in support costs, depreciation of new equipment, amortization of intangibles related to our 2014 business acquisitions, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to rising vendor costs and an increase in recruiting and other costs incurred to grow our business.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2015 increased $12.2 million, or 50%, compared to the same period in 2014. The increase was primarily the result of a $10.3 million increase in personnel costs and a $1.9 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in recruiting and other costs incurred to grow our business.

Our gross margin decreased to 67% during the three months ended June 30, 2015 from 68% during the same period in 2014. Our gross margin decreased from the same period in 2014 primarily due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue. Professional services gross margin is lower in comparison to the same period in the prior year because we are integrating recently hired consultants into our professional services operations.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	62,256	18%	49,548	19%
Sales and marketing	179,057	52%	133,406	52%
General and administrative	44,075	13%	28,139	11%
Total operating expenses	$285,388	83%	$211,093	83%

	Three Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$32,537	18%	$25,376	19%
Sales and marketing	95,803	54%	69,726	53%
General and administrative	25,642	14%	14,106	11%
Total operating expenses	$153,982	87%	$109,208	83%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Product development	$16,205	$13,460	$8,421	$6,884
Sales and marketing	20,467	16,796	11,196	9,087
General and administrative	19,598	9,422	13,524	4,683
Total	$56,270	$39,678	$33,141	$20,654

Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

Product development expenses for the six months ended June 30, 2015 increased $12.7 million, or 26%, as compared to the same period in 2014. The increase was primarily the result of a $10.8 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases, international travel and an increase in stock-based compensation. The increase in personnel costs includes a $2.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $1.9 million due to an increase in costs associated with our global expansion and a decrease in government subsidies from the Czech Republic, partially offset by an increase in capitalized product development costs associated with creating new product functionality.

Sales and marketing expenses for the six months ended June 30, 2015 increased $45.7 million, or 34%, as compared to the same period in 2014. The increase was primarily the result of a $36.2 million increase in personnel costs, a $4.7 million increase in marketing and other operating expenses, a $2.9 million in IT, facility and recruiting costs and a $1.9 million increase in sales related expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs include a $1.5 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because we expanded our annual user conference and increased media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs included an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2014.

General and administrative expenses for the six months ended June 30, 2015 increased $15.9 million, or 57%, as compared to the same period in 2014. The increase was primarily the result of a $8.5 million increase in other operating expenses and a $7.4 million increase in personnel costs. Other operating expenses increased due to $6.9 million in business combination transaction costs and other administrative expenses incurred as we expand our operations. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $4.1 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees.

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Product development expenses for the three months ended June 30, 2015 increased $7.2 million, or 28%, as compared to the same period in 2014. The increase was primarily the result of a $5.8 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.3 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $1.4 million due to an increase in costs associated with our global expansion.

Sales and marketing expenses for the three months ended June 30, 2015 increased $26.1 million, or 37%, as compared to the same period in 2014. The increase was primarily the result of a $19.5 million increase in personnel costs, a $3.4 million increase in marketing and other operating expenses, a $1.9 million in IT, facility and recruiting costs and a $1.3 million increase in sales related expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs include a $794,000 increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased due to an expansion of our annual user conference and an increase in media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs included an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2014.

General and administrative expenses for the three months ended June 30, 2015 increased $11.5 million, or 82%, as compared to the same period in 2014. The increase was primarily the result of a $6.7 million in other operating expenses and a$4.8 million increase in personnel costs. Other operating expenses increased due to $6.1 million in business combination transactions costs and an increase in other administrative expenses we incurred to expand our operations. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs includes a $2.6 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees.

.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Six Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$216	—%	$55	—%
Interest expense	(7,153)	(2)%	(7,042)	(3)%
Other expense, net	(264)	—%	(309)	—%
(Benefit) / Provision for income taxes	(6,994)	(2)%	1,489	1%

	Three Months Ended June 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$113	—%	$36	—%
Interest expense	(3,520)	(2)%	(3,542)	(3)%
Other expense, net	(266)	—%	(199)	—%
(Benefit) / Provision for income taxes	(7,229)	(4)%	448	—%

During the three months ended June 30, 2015, we recorded approximately $8.0 million in net deferred tax liabilities related to the Bronto acquisition. These deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three months ended June 30, 2015 of approximately $8.0 million.

Liquidity and Capital Resources

As of June 30, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $298.6 million, marketable securities totaling $87.0 million and $138.1 million in accounts receivable, net of allowance.

In the six months ended June 30, 2015, cash flows from operations were $51.9 million.

As of June 30, 2015, restricted cash consisted of $33,000 classified as other current assets and $776,000 classified as long-term other assets. As of December 31, 2014, restricted cash was $211,000. Of the $211,000 restricted cash balance as of December 31, 2014, $35,000 is classified as other current assets and $176,000 is classified as long-term other assets. These restricted cash accounts secure letters of credit applied against certain of the Company’s facility lease agreements.

A summary of our cash flow activities was as follows for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$51,874	$37,716
Net cash used in investing activities	(115,744)	(11,375)
Net cash (used in) / provided by financing activities	(5,009)	823
Effect of exchange rate changes on cash and cash equivalents	(273)	450
Net change in cash and cash equivalents	$(69,152)	$27,614

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions and bonuses paid.

Cash used in investing activities during the six months ended June 30, 2015 increased from the same period in 2014 primarily due to a $94.3 million net cash payment associated with our acquisition of Bronto in June 2015 and a $12.9 million increase in capital expenditures for property and equipment related to an increase in headcount, office space and an expansion of our datacenters. These increases were partially offset by a $4.6 million increase in cash from marketable securities activities, (purchases and maturities) net.

Cash (used in) / provided by financing activities for the six months ended June 30, 2015 changed from the same period in 2014 due to a $6.9 million increase in RSUs acquired to settle employee withholding liabilities and a $1.3 million decrease in payments to the former owners of businesses acquired and Oracle related data center licenses.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $298.6 million and marketable securities of $87.0 million as of June 30, 2015. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of June 30, 2015, the fair value of the Notes was $322.3 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six and three months ended June 30, 2015, the U.S. dollar strengthened by 11.8% and 12.3%, respectively, against the foreign currencies in which our operational expenses are denominated when compared to the same period in the prior year. For the six and three months ended June 30, 2015, the fluctuation in foreign currency rates reduced our net losses by approximately $5.3 million and $2.5 million, respectively.

During the six and three months ended June 30, 2015, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments with various maturity dates over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of June 30, 2015 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $55.0 million for the six months ended June 30, 2015. As of that date, our accumulated deficit was $604.2 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. The reimbursements are based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the six and three months ended June 30, 2014, the our product development operating expenses were reduced by $864,000 and $257,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time period. During the six months ended June 30, 2014, we received $498,000 from the Czech government. During the six and three months ended June 30, 2014, we $1.3 million and $673,000, respectively, from the Czech government. As of June 30, 2014, $651,000 in reimbursements, adjusted for foreign currency valuations, are due us and included in other current assets. The Czech Republic government will determine if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.
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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 40.5% of our common stock as of June 30, 2015. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 46.2% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2015, we had a total of 0 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 59.5% of our outstanding shares as of June 30, 2015, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On June 8, 2015, we issued 1,030,508 shares of common stock with a quoted market price of approximately $100.0 million to the former stockholders of Bronto Software, Inc. (“Bronto”), a private company registered in the United States, in connection with our purchase of all the outstanding equity of Bronto.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D promulgated under the Securities Act.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No	Description of Exhibits

2.1
Agreement and Plan of Merger, by and among the Registrant, Broadway Merger Sub I, Inc., Broadway Merger Sub II, LLC, Bronto Software, Inc., and Joseph Colopy, as Securityholder Representative, dated April 22, 2015  (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K filed on April 23, 2015).

10.1
Eighth Amendment to the Office Lease Agreement by and between the Registrant and Hudson Peninsula Office Park, LLC dated May 8, 2015  (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on May 13, 2015).

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

Date:	August 5, 2015	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer