Form 10-Q
period 2015-09-30
NETSUITE INC
filed 2015-11-02
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒

On October 28, 2015, 79,488,559 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$281,555	$367,769
Short-term marketable securities	90,025	82,622
Accounts receivable, net of allowances of $1,287 and $1,886 as of September 30, 2015 and December 31, 2014, respectively	156,792	139,221
Deferred commissions	58,387	53,377
Other current assets	33,863	30,012
Total current assets	620,622	673,001
Marketable securities, non-current	1,409	9,143
Property and equipment, net	82,893	58,539
Deferred commissions, non-current	15,148	13,499
Goodwill	293,116	123,049
Other intangible assets, net	66,468	32,404
Other assets	13,614	12,604
Total assets	$1,093,270	$922,239
Liabilities and total equity
Current liabilities:
Accounts payable	$17,437	$5,082
Deferred revenue	353,373	300,884
Accrued compensation	45,212	41,081
Accrued expenses	34,652	30,975
Other current liabilities (including note payable to related party of $2,868 and $2,774 as of September 30, 2015 and December 31, 2014, respectively)	17,444	14,751
Total current liabilities	468,118	392,773
Long-term liabilities:
Convertible 0.25% senior notes, net	274,833	265,710
Deferred revenue, non-current	23,792	13,622
Other long-term liabilities (including note payable to related party of $3,765 and $5,928 as of September 30, 2015 and December 31, 2014, respectively)	15,721	15,900
Total long-term liabilities	314,346	295,232
Total liabilities	782,464	688,005
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 79,443,908 and 77,031,827 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	794	770
Additional paid-in capital	962,471	788,583
Accumulated other comprehensive loss	(10,912)	(5,912)
Accumulated deficit	(641,547)	(549,207)
Total equity	310,806	234,234
Total liabilities and total equity	$1,093,270	$922,239
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2015		2014		2015		2014
Revenue:
Subscription and support		$428,557		$321,077		$154,661		$115,831
Professional services and other		106,363		77,338		38,162		27,829
Total revenue		534,920		398,415		192,823		143,660
Cost of revenue:
Subscription and support		69,427		51,966		25,983		18,522
Professional services and other		108,171		74,307		40,113		27,477
Total cost of revenue		177,598		126,273		66,096		45,999
Gross profit		357,322		272,142		126,727		97,661
Operating expenses:
Product development		98,368		78,158		36,112		28,610
Sales and marketing		281,202		208,105		102,145		74,699
General and administrative		65,899		48,236		21,824		20,097
Total operating expenses		445,469		334,499		160,081		123,406
Operating loss		(88,147)		(62,357)		(33,354)		(25,745)
Other income / (expense), net:
Interest income		316		134		100		79
Interest expense		(10,909)		(10,667)		(3,756)		(3,625)
Other expense, net		(478)		(441)		(214)		(132)
Total other income / (expense), net		(11,071)		(10,974)		(3,870)		(3,678)
Loss before income taxes		(99,218)		(73,331)		(37,224)		(29,423)
(Benefit) / Provision for income taxes		(6,878)		1,361		116		(128)
Net loss		$(92,340)		$(74,692)		(37,340)		(29,295)
Net loss per common share, basic and diluted	$(1.18)		$(0.98)		$(0.47)		$(0.38)
Weighted average number of shares used in computing net loss per share	78,153		75,947		79,186		76,477

Comprehensive loss:
Foreign currency translation (loss), net of taxes		(5,174)		(3,688)		(3,763)		(3,668)
Unrealized gain on marketable securities		29		—		13		—
Accumulated pension liability		145		141		47		47
Comprehensive loss		$(97,340)		$(78,239)		$(41,043)		$(32,916)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(92,340)	$(74,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,637	14,468
Amortization of other intangible assets	12,449	6,904
Amortization of debt discount and transaction costs	10,088	9,619
Provision for accounts receivable allowances	942	846
Stock-based compensation	81,686	70,256
Amortization of deferred commissions	72,951	53,478
Excess tax benefit on stock-based compensation	(207)	(519)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(13,993)	(17,650)
Deferred commissions	(79,616)	(61,892)
Other current assets	2,783	(1,745)
Other assets	3,944	(1,631)
Accounts payable	8,097	(1,395)
Accrued compensation	1,919	8,920
Deferred revenue	58,645	46,500
Other current liabilities	1,879	2,465
Other long-term liabilities	(11,511)	40
Net cash provided by operating activities	79,353	53,972
Cash flows from investing activities:
Purchases of property and equipment	(32,831)	(15,469)
Capitalized internal use software	(2,262)	(1,125)
Cash paid in business combination, net of amounts received	(130,560)	(39,209)
Purchases of marketable securities	(93,795)	(59,815)
Maturities of marketable securities	92,463	—
Sales of marketable securities	1,504	799
Net cash used in investing activities	(165,481)	(114,819)
Cash flows from financing activities:
Payments under capital leases	(166)	(300)
Payments under capital leases and long-term debt - related party	(2,069)	(2,379)
Payments related to business combinations	(1,335)	(5,890)
RSUs acquired to settle employee withholding liability	(7,028)	(96)
Excess tax benefit on stock-based compensation	207	519
Proceeds from issuance of common stock	11,969	5,573
Net cash (used in) / provided by financing activities	1,578	(2,573)
Effect of exchange rate changes on cash and cash equivalents	(1,664)	(735)
Net change in cash and cash equivalents	(86,214)	(64,155)
Cash and cash equivalents at beginning of period	367,769	451,577
Cash and cash equivalents at end of period	$281,555	$387,422
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$271	$359
Cash paid for interest to other parties	$498	$510
Cash paid for income taxes, net of tax refunds	$1,632	$1,008
Noncash financing and investing activities:
Common stock issued in connection with business combination	$85,881	$22,785
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2015 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 2, 2015.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance: Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company has elected not to early adopt. The adoption of the business combination guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2015 and December 31, 2014, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2015 and December 31, 2014, long-lived assets located outside the United States were not significant.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
United States	$398,311	$299,071	$143,673	$107,007
International	136,609	99,344	49,150	36,653
Total revenue	$534,920	$398,415	$192,823	$143,660

Percentage of revenue generated outside of the United States	26%	25%	25%	26%

No single country outside the United States represented more than 10% of revenue during the nine months ended September 30, 2015 or 2014.

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

Qualified Operating Expense Reimbursements

At the Company's product development facility in the Czech Republic, the Company participated in a government subsidy program for employing local residents. Under the program, the Czech government would reimburse the Company for certain operating expenses it incurs. In the period the Company incurs the reimbursable operating expense, it would record a reduction in product development expense and a receivable from the Czech government. During the nine months ended September 30, 2015, the Company's product development operating expenses were reduced by $569,000 for reimbursement of eligible operating expenses incurred during this time period. During the nine and three months ended September 30, 2014, the Company's product development operating expenses were reduced by $1.2 million and $355,000, respectively, for reimbursement of eligible operating expenses incurred. During the nine and three months ended September 30, 2015, the Company received $1.2 million and $654,000, respectively, from the Czech government. During the nine and three months ended September 30, 2014, the Company received $1.9 million and $589,000, respectively, from the Czech government. As of September 30, 2015, no reimbursements were due the Company. The Company has reached its subsidy reimbursement limit under this program. Currently, the Company is evaluating alternative subsidy employment programs offered by the Czech Republic and other countries.

Business Combinations

Monexa Software

On August 5, 2015, the Company completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality will enhance the Company’s existing invoicing and payment solution. Beginning in the third quarter of 2015, Monexa assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $33.1 million in cash. Of the consideration paid, $5.7 million is being held in escrow for up to 15 months following the close of the transaction in the event of certain breaches of representations, warranties and potential tax obligations covered in the purchase agreement. In connection with the transaction, the Monexa Board of Directors accelerated the vesting of certain Monexa employee stock options that were exercised shortly before the closing date. Since Monexa accelerated the stock option vesting in contemplation of the business combination, the Company was required to record the $1.8 million in net proceeds received by Monexa employees as compensation cost in the general and administrative expense line of the Company's financial statements. Acquisition related transaction costs amounted to $2.0 million in the period ended September 30, 2015, and are reflected as general and administrative expense in the statement of operations.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer relationships, relief of royalty for trademarks, and replacement cost and relief from royalty methods for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work-force in accordance with generally accepted accounting principles. $7.3 million of the acquired Monexa goodwill is expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table summarizes the preliminary allocation of the consideration to the fair value of assets acquired and liabilities assumed at the acquisition date:

(dollars in thousands)
Cash	$594
Accounts receivable	301
Fixed assets	231
Developed technology	8,700
Customer relationships	4,200
Trademarks	400
Goodwill	18,717
Other assets / liabilities, net	(23)
Fair value of assets acquired and liabilities assumed	$33,120

The Company will amortize certain intangible assets on a straight-line basis over the following periods:

	Fair Value Amount	Useful Life
	(dollars in thousands)	(in years)
Developed technology	$8,700	5
Customer relationships	4,200	4
Trademarks	400	2

The initial accounting for Monexa accounts receivable, fixed assets, intangible assets, other customer related liabilities, vendor obligations and employee related liabilities is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the Monexa acquisition which could result in an adjustment to the acquisition price allocation.

Comparative pro forma financial information for this acquisition has not been presented because Monexa historical financial results are not material to the Company's condensed consolidated results of operations.

Bronto Software

On June 8, 2015, the Company completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance the Company’s existing email marketing solution and its existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. The Company paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of the Company's common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $4.7 million and are reflected as general and administrative expense in the statement of operations.

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

In accordance with the Bronto acquisition agreement, in the third quarter of 2015, the Company granted $15.0 million in restricted stock units to certain former employees of Bronto that were hired by the Company, and will grant another $10.0 million in restricted stock units on the one year anniversary of the close date to certain employees of the Company that are working on the Bronto business. The restricted stock units vest over four years in accordance with the terms of the Company's equity compensation plan. The fair value of the equity grants will be recognized as stock-based compensation expense in the Company's statement of operations over the four-year vesting period.

Bronto revenue included in the Company's condensed consolidated financial statements for nine and three months ended September 30, 2015 was $10.6 million and $8.9 million, respectively. Bronto's operations have been integrated into the Company's operations so it is impractical to determine Bronto's results of operations on a standalone basis.

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

Supplemental information on a pro forma basis, as if Bronto had been acquired on January 1, 2014, is presented as follows:

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Pro forma total revenue	$554,010	$425,423
Pro forma net loss	$(99,378)	$(82,522)
Pro forma loss per share - basic and diluted	$(1.26)	$(1.07)

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

In the first quarter of 2015, the Company completed the valuation of intangible assets with definitive lives which resulted in $1.2 million being reallocated from goodwill to developed technology. Following this reallocation, the amount allocated to developed technology is $8.9 million. In the third quarter of 2015, the Company completed the initial accounting for Venda by making a $1.0 million working capital adjustment and other adjustments totaling $368,000.

Other Intangible Assets

	Gross carrying amount	Accumulated amortization	Net carrying amount
	September 30, 2015
	(dollars in thousands)
Developed technology	$50,417	$(19,756)	$30,661
Trade name	8,702	(4,008)	4,694
Customer relationships	53,013	(21,900)	31,113
Total	$112,132	$(45,664)	$66,468

	December 31, 2014
	(dollars in thousands)
Developed technology	$27,432	$(15,073)	$12,359
Trade name	5,305	(2,696)	2,609
Customer relationships	32,959	(15,622)	17,337
Non-competition agreements	962	(863)	99
Total	$66,658	$(34,254)	$32,404

Goodwill

The following table details the Company's goodwill activity during the nine months ended September 30, 2015:

(dollars in thousands)
Balance as of January 1, 2015	$123,049
Acquisition of Bronto	156,385
Acquisition of Monexa	18,717
Other adjustments to goodwill	(1,844)
Foreign exchange adjustment	(3,191)
Balance as of September 30, 2015	$293,116

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

Cash equivalents and Marketable securities consist of the following investments:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$15,883	$—	$—	$15,883
Commercial paper	8,473	1	—	8,474
Marketable securities:
Commercial paper	36,419	11	—	36,430
Corporate notes and obligations	21,076	—	(2)	21,074
U.S. agency bonds	7,410	—	—	7,410
U.S. treasury securities	26,506	14	—	26,520
Total	$115,767	$26	$(2)	$115,791

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$152,673	$—	$—	$152,673
Commercial paper	8,149	—	—	8,149
Marketable securities:
Commercial paper	70,737	8	—	70,745
Corporate notes and obligations	11,886	—	(9)	11,877
U.S. treasury securities	9,147	—	(4)	9,143
Total	$252,592	$8	$(13)	$252,587

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2015. The Company expects to receive the full principal and interest on the following cash equivalents and marketable securities as of September 30, 2015:

Fair Value
(in thousands)
Due within one year	$114,382
Due within two years	1,409
Total	$115,791

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

Level 2 Measurements

The Company's available-for-sale corporate debt securities, commercial paper and United States government agency securities are measured at fair value using level 2 inputs. The Company obtains the fair values of its level 2 available-for-sale securities from a professional pricing service.

The Company’s foreign currency forward contracts are measured at fair value using foreign currency rates quoted by banks or foreign currency dealers and other public data sources. Such instruments are classified as Level 2 and are included in other current assets and liabilities.

The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$257,198	$—	$—	$257,198	$206,947	$—	$—	$206,947
Money market funds	15,883	—	—	15,883	152,673	—	—	152,673
Commercial paper	—	8,474	—	8,474	—	8,149	—	8,149
Marketable securities
Commercial paper	—	36,430	—	36,430	—	70,745	—	70,745
Corporate notes and obligations	—	21,074	—	21,074	—	11,877	—	11,877
U.S. agency bonds	—	7,410	—	7,410	—	—	—	—
U.S. treasury securities	26,520	—	—	26,520	9,143	—	—	9,143
Foreign exchange contracts	—	554	—	554	—	1,231	—	1,231
Total	$299,601	$73,942	$—	$373,543	$368,763	$92,002	$—	$460,765

Liabilities:
Foreign exchange contracts	$—	$49	$—	$49	$—	$1	$—	$1
Total	$—	$49	$—	$49	$—	$1	$—	$1

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2015, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $242.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2015 and December 31, 2014, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2015		December 31, 2014
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
Australian dollar	$13,705	$6,853	$16,004	$7,494
British pound	11,290	7,991	16,939	7,284
Philippines peso	9,440	9,440	7,540	5,020
Czech crown	6,060	6,080	6,510	4,710
Japan yen	4,105	—	3,355	—
Canadian dollar	3,154	1,330	796	1,267
Euro	6,870	638	2,344	547
New Zealand dollar	677	414	258	—
Mexican peso	398	—	268	110
Total	$55,699	$32,746	$54,014	$26,432

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$554	$1,231	Other current liabilities	$49	$1
Total		$554	1,231		$49	$1

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2015	2014	2015	2014
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$843	$446	$126	$1,099
Total		$843	$446	$126	$1,099

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

In May 2015, the Company amended its headquarters lease in San Mateo, California to extend the term for existing office space and to expand the facilities to accommodate expected growth. The amended lease terms expires in May 2022. Over the amended lease term, the Company will make minimum lease payments totaling $27.0 million, net of any lessor lease incentives.

In connection with acquisition of Bronto, the Company assumed lease agreements related to Bronto offices in North Carolina and the United Kingdom. The leases expire at various dates through 2023. Over the lease term, the Company will make minimum lease payments totaling $19.7 million.

Also, during May 2015, the Company renewed its Manila, Philippines, office lease for three years. The renewal term expires in April 2018. Over the lease term, the Company will make minimum lease payments totaling $4.5 million.

During the three months ended September 30, 2015, the Company amended its lease in Denver, Colorado to expand the facilities to accommodate expected growth. The amended lease terms expires in October 2019. Over the amended lease term, the Company will make minimum lease payments totaling $5.0 million, net of any lessor lease incentives.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2015 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2015	$4,458
2016	23,486
2017	21,591
2018	20,558
2019	16,934
Thereafter	30,400
Future minimum lease payments	$117,427

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

As of September 30, 2015, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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

In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $3.7 million as of September 30, 2015. The Notes consisted of the following as of September 30, 2015:

(in thousands)
Equity component (1)	$60,931
Liability component:
Principal	$310,000
Less: debt discount, net	(35,167)
Net carrying amount	$274,833

Fair value - level 2	$313,565

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

As of September 30, 2015, the remaining life of the Notes is approximately 2.7 years. The following table sets forth total interest expense recognized related to the Notes:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Contractual interest expense	$581	$581	$194	$194
Amortization of debt issuance costs	965	923	325	311
Amortization of debt discount	9,123	8,697	3,122	2,976
Total	$10,669	$10,201	$3,641	$3,481

Effective interest rate	5.4%

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

During the three months ended June 30, 2015, the Company recorded approximately $8.0 million of additional net deferred tax liabilities related to the Bronto acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three months ended June 30, 2015 of approximately $8.0 million. The Company recorded an additional reduction in income tax expense of approximately $350,000 related to a revision of estimates during the three months ended September 30, 2015.

As of September 30, 2015, the Company had net deferred tax liabilities in foreign jurisdictions of approximately $33,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets and the deferred tax asset related to the Canadian Scientific Research and Developmental "SR&ED" that exceeds the current utilization.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of September 30, 2015, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(92,340)	$(74,692)	$(37,340)	$(29,295)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	78,153	75,947	79,186	76,477
Net loss per share of common stock, basic and diluted	$(1.18)	$(0.98)	$(0.47)	$(0.38)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Shares in thousands)
Options to purchase shares of common stock	2,200	2,087	2,126	2,206
Unvested RSUs, PSUs and PS awards	2,976	2,701	3,081	2,803
Total	5,176	4,788	5,207	5,009

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the nine and three months ended September 30, 2015, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

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

Future debt payments under notes payable as of September 30, 2015 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2015	$780
2016	3,119
2017	3,119
Future debt payments	7,018
Amount representing interest	385
Present value of future debt payments	$6,633

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
License fee	$2,069	$2,379	$698	$667
Support	3,225	3,225	1,075	1,075
Interest	271	363	83	113
Total paid	$5,565	$5,967	$1,856	$1,855

The Company has also entered into various other software license agreements with Oracle Corporation. During the nine months ended September 30, 2015 and 2014, the Company received payments totaling $143,000 and $232,000, respectively, from Oracle Corporation for services it performed.

Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloudbased application services to Oracle Racing in exchange for advertising. During the third quarter of 2015, the Company entered into a $875,000 sponsorship renewal agreement with Oracle Racing, Inc. The Company will recognized revenue related to this agreement based on the pricing for similar licenses to unaffiliated third parties.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of September 30, 2015, the Company's accounts receivable related to these customers totaled $393,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue earned from related party	$2,111	$2,395	$656	$842
Fees NetSuite paid for services	$618	$665	$497	$314

The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Cornerstone on Demand board of directors. During the second quarter of 2015, the Company entered into a $185,000 consulting agreement for the Company to provide services to Cornerstone on Demand. During the third quarter of 2015 the Company entered into a $245,000 agreement for Cornerstone on Demand to provide services to the Company.
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

The Company's Chief Financial Officer, Ronald Gill, is a member of the Hubspot board of directors. During the third quarter of 2015, the Company entered into a $207,000 agreement for the Company to provide services to Hubspot.

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

On August 5, 2015, we completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality will enhance our existing invoicing and payment solution. Beginning in the third quarter of 2015, Monexa assets, liabilities and operating results are reflected in our condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $33.1 million in cash. Of the consideration paid, $5.7 million is being held in escrow for up to 15 months following the close of the transaction in the event of certain breaches of representations, warranties and certain potential tax obligations covered in the purchase agreement. In connection with the transaction, the Monexa Board of Directors accelerated the vesting of certain Monexa employee stock options that were exercised shortly before the closing date, August 5, 2015. Since Monexa accelerated the stock option vesting in contemplation of the business combination, we were required to record the $1.8 million in net proceeds received by Monexa employees as compensation cost in the general and administrative expense of our financial statements. Acquisition related transaction costs amounted to $2.0 million in the period ended September 30, 2015 and are also reflected as general and administrative expense in the statement of operations.

On June 8, 2015, we completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance our existing email marketing solution and our existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in our condensed consolidated financial statements from the date of acquisition. We paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of our common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $4.7 million and are reflected as general and administrative expense in the statement of operations.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended September 30, 2015, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2015, we had deferred revenue of $377.2 million.

Our subscription agreements generally provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of our historical experience with meeting our service level commitments, we have not accrued any liabilities on its balance sheet for these commitments.

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
United States	$398,311	$299,071	$143,673	$107,007
International	136,609	99,344	49,150	36,653
Total revenue	$534,920	$398,415	$192,823	$143,660

Percentage of revenue generated outside of the United States	26%	25%	25%	26%

Employees

The number of full-time employees as of September 30, 2015 was 4,506 as compared to 3,357 at December 31, 2014 and 3,154 at September 30, 2014. As of September 30, 2015, our headcount included 1,368 employees in sales and marketing; 1,641 employees in operations, professional services, training and customer support; 1,058 employees in product development; and 439 employees in a general and administrative capacity.

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

At our product development facility in the Czech Republic, we participated in a government program that subsidizes us for employing local residents. Under the program, the Czech government would reimburse us for certain operating expenses we incur. Since the first quarter of 2012, we have reduced our product development expenses for eligible operational expenses we expect the Czech government to reimburse. On a quarterly basis, we would accrue our expected subsidies for the duration of the program. As of September 30, 2015, we reached the subsidy reimbursement limit under the program. Currently, we are evaluating other subsidy programs hosted by the Czech Republic and other countries.

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

We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in terms of absolute dollars over the near term.

Operating Expenses - General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and IT, facility and recruiting costs allocated to other departments.

We expect our general and administrative expenses to increase in terms of absolute dollars over the near term.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K filed on March 2, 2015 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenue:
Subscription and support	$428,557	$321,077	$154,661	$115,831
Professional services and other	106,363	77,338	38,162	27,829
Total revenue	534,920	398,415	192,823	143,660
Cost of revenue (1):
Subscription and support	69,427	51,966	25,983	18,522
Professional services and other	108,171	74,307	40,113	27,477
Total cost of revenue	177,598	126,273	66,096	45,999
Gross profit	$357,322	$272,142	$126,727	$97,661
Gross margin	67%	68%	66%	68%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$8,597	$6,010	$3,438	$2,173
Professional services and other	9,918	7,483	4,296	2,684
	$18,515	$13,493	$7,734	$4,857

Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014

Revenue for the nine months ended September 30, 2015 increased $136.5 million, or 34%, compared to the same period in 2014.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2015 increased $107.5 million, or 33%, compared to the same period in 2014. The increase was primarily the result of a $68.0 million increase in revenue resulting from the acquisition of new customers and a $39.5 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2015 increased $29.0 million, or 38%, compared to the same period in 2014. The increase was primarily the result of a $52.1 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $23.1 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Overall, demand for our professional services increased during the nine months ended September 30, 2015, compared to the same period in the prior year resulting in an increase in revenue. Additionally, our professional services consultants' productivity increased as a result of an increase in headcount.

Revenue generated outside of the United States was $136.6 million, or 26%, of our total revenue for the nine months ended September 30, 2015, as compared to $99.3 million, or 25%, for the same period in 2014. Revenue generated outside the United States and its percentage of total revenue increased primarily as a result of our increased presence in Europe.

Cost of revenue for the nine months ended September 30, 2015 increased $51.3 million, or 41%, compared to the same period in 2014.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2015 increased $17.5 million, or 34%, compared to the same period in 2014. The increase was primarily the result of a $11.2 million increase in data center production costs, a $4.4 million increase in personnel costs and a $1.9 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2015 increased $33.9 million, or 46%, compared to the same period in 2014. The increase was primarily the result of a $29.3 million increase in personnel costs, a $5.7 million increase in IT, facility and other operating expenses, partially offset by a $1.1 million decrease in outside consulting costs. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. Our increase in headcount also resulted in a decrease in outside consulting costs. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 67% during the nine months ended September 30, 2015 from 68% during the same period in 2014. Our gross margin decreased from the same period in 2014 primarily due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue. Professional services gross margin is lower in comparison to the same period in the prior year because we are integrating recently hired consultants into our professional services operations.

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Revenue for the three months ended September 30, 2015 increased $49.2 million, or 34%, compared to the same period in 2014.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2015 increased $38.8 million, or 34%, compared to the same period in 2014. The increase was primarily the result of a $25.1 million increase in revenue resulting from the acquisition of new customers and a $13.7 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2015 increased $10.3 million, or 37%, compared to the same period in 2014. The increase was primarily the result of a $18.9 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $8.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Overall, demand for our professional services increased during the third quarter of 2015, compared to the same period in the prior year. Additionally, our professional services consultants' productivity increased as a result of an increase in headcount.

Revenue generated outside of the United States was $49.2 million, or 25%, of our total revenue for the three months ended September 30, 2015, as compared to $36.7 million, or 26%, for the same period in 2014. While revenue generated outside the United States increased, its percentage of total revenue decreased primarily as a result of revenue in the United States growing at a higher rate and changes in the foreign exchange rates.

Cost of revenue for the three months ended September 30, 2015 increased $20.1 million, or 44%, compared to the same period in 2014.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2015 increased $7.5 million, or 40%, compared to the same period in 2014. The increase was primarily the result of a $5.1 million increase in data center production costs, a $1.6 million increase in personnel costs and a $727,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions, and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2015 increased $12.6 million, or 46%, compared to the same period in 2014. The increase was primarily the result of a $11.4 million increase in personnel costs and a $2.0 million increase in IT, facility and other operating expenses partially offset by a $726,000 decrease in outside consulting costs. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. Our increase in headcount also resulted in a decrease in outside consulting costs. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 66% during the three months ended September 30, 2015 from 68% during the same period in 2014. Our gross margin decreased from the same period in 2014 primarily due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue. Professional services gross margin is lower in comparison to the same period in the prior year because we are integrating recently hired consultants into our professional services operations. Additionally, our data center operating costs increased due to an increase capacity and amortization of intangible assets acquired in recent business acquisitions.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	98,368	18%	78,158	20%
Sales and marketing	281,202	53%	208,105	52%
General and administrative	65,899	12%	48,236	12%
Total operating expenses	$445,469	83%	$334,499	84%

	Three Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$36,112	19%	$28,610	20%
Sales and marketing	102,145	53%	74,699	52%
General and administrative	21,824	11%	20,097	14%
Total operating expenses	$160,081	83%	$123,406	86%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Product development	$24,299	$21,193	$8,094	$7,732
Sales and marketing	33,407	27,952	12,940	11,156
General and administrative	27,868	19,974	8,270	10,552
Total	$85,574	$69,119	$29,304	$29,440

Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014

Product development expenses for the nine months ended September 30, 2015 increased $20.2 million, or 26%, as compared to the same period in 2014. The increase was primarily the result of a $17.2 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases, international travel and an increase in stock-based compensation. The increase in personnel costs includes a $3.0 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $3.0 million due to an increase in costs associated with our global expansion, partially offset by an increase in capitalized product development costs associated with creating new product functionality.

Sales and marketing expenses for the nine months ended September 30, 2015 increased $73.1 million, or 35%, as compared to the same period in 2014. The increase was primarily the result of a $57.0 million increase in personnel costs, a $5.8 million increase in marketing and other operating expenses, a $6.0 million increase in IT, facility and recruiting costs and a $4.3 million increase in sales related expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $1.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because we expanded our annual user conference and increased media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs included an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions.

General and administrative expenses for the nine months ended September 30, 2015 increased $17.7 million, or 37%, as compared to the same period in 2014. The increase was primarily the result of a $9.1 million increase in personnel costs and a $8.6 million increase in other operating expenses. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $4.0 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased due to a $3.4 million increase in business combination transaction costs and $5.2 million in legal, accounting and other administrative expenses incurred as we expand our operations.

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Product development expenses for the three months ended September 30, 2015 increased $7.5 million, or 26%, as compared to the same period in 2014. The increase was primarily the result of a $6.4 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. Additionally, IT, facility and other operating expenses related to our product development increased by $1.1 million due to an increase in costs associated with our global expansion.

Sales and marketing expenses for the three months ended September 30, 2015 increased $27.4 million, or 37%, as compared to the same period in 2014. The increase was primarily the result of a $20.8 million increase in personnel costs, a $3.1 million in IT, facility, recruiting costs and a $2.5 million increase in sales related expenses and a $1.0 million increase in marketing and other operating expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Marketing and other operating expenses increased due to an increase in media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs included an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions in 2014 and 2015.

General and administrative expenses for the three months ended September 30, 2015 increased $1.7 million, or 9%, as compared to the same period in 2014. The increase was primarily the result of a $1.7 million increase in personnel costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. During the third quarter of 2015, business combination costs were $2.4 million lower than the same period in the prior year because the acquisition costs related to our August 5, 2015 acquisition of Monexa were lower than the acquisition costs related to our July 17, 2014 acquisition of Venda. This decrease in costs was offset by an increase in depreciation and outside accounting and legal fees.

Non-operating Items

Non-operating items, including interest income and expense, other expense, net and income taxes were as follows for the periods presented:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$316	—%	$134	—%
Interest expense	(10,909)	(2)%	(10,667)	(3)%
Other expense, net	(478)	—%	(441)	—%
(Benefit) / Provision for income taxes	(6,878)	(1)%	1,361	—%

	Three Months Ended September 30,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$100	—%	$79	—%
Interest expense	(3,756)	(2)%	(3,625)	(3)%
Other expense, net	(214)	—%	(132)	—%
Provision / (Benefit) for income taxes	116	—%	(128)	—%

During the nine months ended September 30, 2015, we recorded approximately $8.3 million in net deferred tax liabilities related to the Bronto acquisition. These deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the nine months ended September 30, 2015 of $8.3 million. $8.0 million was recorded during the three months ended June 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $281.6 million, marketable securities totaling $91.4 million and $156.8 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2015, cash flows from operations were $79.4 million.

A summary of our cash flow activities was as follows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$79,353	$53,972
Net cash used in investing activities	(165,481)	(114,819)
Net cash provided by / (used in) financing activities	1,578	(2,573)
Effect of exchange rate changes on cash and cash equivalents	(1,664)	(735)
Net change in cash and cash equivalents	$(86,214)	$(64,155)

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions and bonuses paid.

Cash used in investing activities during the nine months ended September 30, 2015 increased from the same period in 2014 primarily due to a $94.9 million cash payment, net of cash acquired, associated with our acquisition of Bronto in June 2015, a $32.0 million cash payment, net of cash acquired, associated with our acquisition of Monexa in August 2015 and a $17.3 million increase in capital expenditures for property and equipment related to an increase in headcount, office space and an expansion of our datacenters. These increases were partially offset by our $59.8 million initial investment into marketable securities in the third quarter of 2014 and cash payments, net of cash acquired, for the following acquisitions in the third quarter of 2014: $24.1 million for Venda and $15.6 million for WMS.

Cash provided by / (used in) financing activities for the nine months ended September 30, 2015 changed from the same period in 2014 due to a $6.4 million increase in proceeds from employee stock option exercises, a $4.6 million decrease in payments to the former owners of businesses acquired, partially offset by a $7.0 million increase in RSUs acquired to settle employee withholding liabilities.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

In May 2015, we amended the headquarters lease in San Mateo, California to extend the term for existing office space and to expand the facilities to accommodate expected growth. The amended lease terms expires in May 2022. Over the amended lease term, we will make minimum lease payments totaling $27.0 million, net of any lessor lease incentives.

In connection with acquisition of Bronto, we assumed lease agreements related to Bronto offices in North Carolina and the United Kingdom. The leases expire at various dates through 2023. Over the lease term, we will make minimum lease payments totaling $19.7 million.

Also, during May 2015, we renewed the Manila, Philippines, office lease for three years. The renewal term expires in April 2018. Over the lease term, we will make minimum lease payments totaling $4.5 million.

During the three months ended September 30, 2015, we amended the lease in Denver, Colorado to expand the facilities to accommodate expected growth. The amended lease terms expires in October 2019. Over the amended lease term, we will make minimum lease payments totaling $5.0 million, net of any lessor lease incentives.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $281.6 million and marketable securities of $91.4 million as of September 30, 2015. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of September 30, 2015, the fair value of the Notes was $313.6 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine and three months ended September 30, 2015, the U.S. dollar strengthened by 12.2% and 7.9%, respectively, against the foreign currencies in which our operational expenses are denominated when compared to the same period in the prior year. For the nine and three months ended September 30, 2015, the fluctuation in foreign currency rates reduced our net losses by approximately $8.2 million and $2.9 million, respectively.

During the nine and three months ended September 30, 2015, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of September 30, 2015 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $92.3 million for the nine months ended September 30, 2015. As of that date, our accumulated deficit was $641.5 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

In the past our customers have relied on NetSuite’s adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Commission  and Switzerland, which established a means for companies operating in Europe to transfer personally identifiable information, or PII, in compliance with the European Commission’s Directive on Data Protection (the “Directive”) and Swiss data protection laws from the European Economic Area (“EEA”) to the U.S. As a result of the October 6, 2015 European Union Court of Justice (the “ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. In light of the ECJ opinion, we are offering other methods to our customers to enable compliant data transfers from the EEA to the U.S.

We may be unsuccessful in establishing a means for the transfer of data from the EEA that is acceptable to our customers. In addition, data protection regulation is an area of increased focus and changing requirements. Data protection regulations are currently being reviewed and are expected to change in the future. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of PII from the EU to the US without incurring substantial expense or at all. We may experience reluctance or refusal by European or multi-national customers to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on data protection regulations and our commitments to customers or others. We may find it necessary to establish additional systems to maintain EU-origin data in the EEA, which may involve substantial expense and distraction from other aspects of our business.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII provided by our website visitors. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive or misrepresentative of our practices.

If benefits currently available under the Czech Republic government subsidy program are reduced or disallowed, our operational costs could increase.

At our product development facility in the Czech Republic, we participated in a government subsidy program for employing local residents. Under the program, the Czech Republic government would reimburse us for certain operating expenses we incur. The reimbursements were based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. During the nine months ended September 30, 2015, our product development operating expenses were reduced by $569,000 for reimbursement of eligible operating expenses incurred during those respective time periods. During the nine and three months ended September 30, 2014, our product development operating expenses were reduced by $1.2 million and $355,000, respectively, for reimbursement of eligible operating expenses incurred during each respective time period. During the nine and three months ended September 30, 2015, we received $1.2 million and $654,000, respectively, from the Czech government. During the nine and three months ended September 30, 2014, we received $1.9 million and $589,000, respectively, from the Czech government. As of September 30, 2015, no reimbursements were due from the Czech government. The Czech Republic government determined if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 40.2% of our common stock as of September 30, 2015. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 45.9% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and a director of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2015, we had a total of 0 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 59.8% of our outstanding shares as of September 30, 2015, are freely tradable, subject to our quarterly black-out policy that applies to these shares held by our directors, officers, employees and consultants. If a significant number of the shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date:	November 2, 2015	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer