Form 10-K
period 2015-12-31
NETSUITE INC
filed 2016-02-24
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
 _____________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2015, as reported as reported by the New York Stock Exchange, was approximately $3.5 billion. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

On February 18, 2016, 79,983,660 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
_______________________
Portions of the Registrant's definitive proxy statement for its fiscal 2016 Annual Meeting of Stockholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $741.1 million during the year ended December 31, 2015. For the year ended December 31, 2015 the percentage of our revenue generated outside of the United States was 25%. For each of the years ended December 31, 2014, and 2013 the percentage of our revenue generated outside of the United States was 26%.
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
To date, the cloud computing software model has been applied to a variety of types of business software applications, including CRM, security, accounting, HCM, messaging and others, and it has been adopted by a wide variety of businesses.
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

Further Penetrate Global Enterprises. We believe there is a substantial opportunity to increase the presence of cloud-based financials/ERP solutions within global enterprises through a “two-tier” deployment model. Under a “two-tier” approach, a global business retains its existing investment in enterprise-class on-premise financials/ERP applications at headquarters, but selects a different solution that financial/ERP needs and is more cost effective to deploy and manage throughout its subsidiaries. We believe NetSuite OneWorld ("OneWorld") provides an ideal solution for this approach to global financials/ERP deployment, given that it provides multi-subsidiary, multi-currency and multi-tax intelligence in real-time with local control for in-country operations, while being deployed as a cloud application for fast and cost-effective delivery.
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
Fostering the Continued Development of the NetSuite Partner Network. We provide tools and programs to foster the development of a network of value-added resellers, or ("VARs"), systems integrators and independent software vendors. In addition to programs that enable our partners to resell our suite, our SuiteCloud Platform allows these partners to extend our platform by developing products of their own, including industry-specific versions of our application suite. We intend to continue to enhance our platform and establish distribution models to bring these new solutions to market.
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
Enabling our Clients to Deliver an Omni-Channel Customer Experience. Customers today demand a seamless experience regardless of how they interact with a business - whether online, in-store, via phone or in-person. We believe there is a significant opportunity to provide our clients with tools that allow them to redefine the experience for any touch point and any business model: business-to-consumer, business-to-business or business-to-employee. We will continue to enhance and extend our SuiteCommerce offerings, including SuiteCommerce InStore and SuiteCommerce Advance, and NetSuite point-of-sale ("POS") offering to allow our clients to transform their businesses and deliver this omnichannel experience to their customers.
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
NetSuite OneWorld. OneWorld is targeted at global businesses and divisions of large companies operating in multinational and multi-subsidiary environments. NetSuite OneWorld delivers rich international product capabilities including global financial consolidation, subsidiary management and transactions in more than 190 currencies, support for 20 languages and configurable compliance across more than 100 countries. OneWorld allows users to utilize our single platform for financials/ERP, CRM, PSA and ecommerce capabilities in multi-currency and multi-language environments across multiple subsidiaries and legal entities. OneWorld provides the ability to manage multiple companies or legal entities, with potentially different currencies, taxation rules, and reporting requirements, within a single NetSuite account. OneWorld's tax and compliance management capabilities provide a robust foundation for transparency, automation, simplicity and controls in the management of global tax and compliance responsibilities, enabling multinational businesses to grow globally with confidence. OneWorld has global CRM capabilities that allow for management of multi-currency quotas, forecasts, commission payments, sales tax calculations and real-time reporting for everyone in a global sales organization from the local sales representative, to the regional vice president to the head of worldwide sales. Additionally, growing companies typically employ multiple sales channels for their global sales operations so OneWorld allows for automation of common sales channels employed internationally including direct sales, distribution partner networks and ecommerce. Marketing and customer support operations can also be managed globally using OneWorld so processes such as lead routing and trouble ticket assignment can easily be handled across regions or in-country, with global customer visibility and real-time measurement of marketing and service operational performance.
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
Bronto Marketing Platform. Bronto Marketing Platform is our commerce marketing automation platform that delivers timely, relevant and data-driven digital marketing.
NetSuite InStore POS. NetSuite InStore POS provides retailers with a solution that unifies the physical and digital shopping experiences within a single, cloud-based commerce platform. Built on NetSuite’s order and inventory management system, SuiteCommerce InStore provides visibility into inventory anywhere in the business, including the ability to combine different fulfillment models such as cash-and-carry and ship-to-home in a single transaction. Built-in CRM provides retail associates access to a comprehensive 360-degree customer history from the store floor and a visual timeline shows all purchases, exchanges, store visits and service requests regardless of channel.
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
Training. We offer complimentary training videos, public training courses and end-user training to facilitate the successful adoption of our suite throughout the customer's organization. We also provide self-study training content on a subscription basis for consumption by partners and customers.
Operations, Technology and Development
Our customers rely on our application suite to run their businesses and, as a result, we need to ensure the availability and reliability of our service. We have developed our infrastructure with the goal of achieving availability of our services, which are hosted on a highly-scalable network located in secure third-party facilities. We host the NetSuite services and serve our customers primarily from our California-based data center facilities, which we operate in conjunction with colocation services from CenturyLink Technology Solutions (“CenturyLink”). CenturyLink was formerly SAVVIS Communications Corporation and changed names in January 2014. We also operate data center facilities located in Massachusetts and Washington, which we operate in conjunction with CenturyLink. For purposes of disaster recovery, the California data center serves as back-up for Massachusetts and Washington; while the Massachusetts data center serves as backup for California. In October 2015, we announced the opening of two European data center deployments in Amsterdam, Netherlands and Dublin, Ireland. For purposes of disaster recovery, the Netherlands and Ireland locations serve as back-up for one another.
Our NetSuite OpenAir applications are hosted from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. Our NetSuite POS applications are hosted using a hardware solution provided by a partner with various hosting from data centers based on the East Coast of the United States, which we also operate in conjunction with Amazon. NetSuite POS was formerly known as “Retail Anywhere". The OrderMotion applications are hosted from a Texas-based datacenter which we operate in conjunction with RackSpace. The LightCMS applications are hosted from a datacenter which we operate in conjunction with CenturyLink. The Tribe HR applications are hosted from a Canada-based datacenter which we operate in conjunction with VM Farms.
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
Product development expenses were $135.5 million, $106.7 million and $78.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. In developing features for our service offerings, we integrate customer feedback, prospect requests, partner requirements and our own industry expertise. We also spend significant time with our customers in formal user testing sessions as well as less formal "ride-alongs" and customer roundtables. We use the NetSuite service to track customer interest in service enhancements and actual work done on these enhancements. We develop our offerings using Java and the Oracle database on the server and Asynchronous JavaScript and XML on the client with a goal of making our service scalable, high performance, robust and easy to use. Finally, we expose many development tools to third-party developers via SuiteFlex to allow extensions to the service that extend and complement the built-in capabilities we develop internally. Our use of the Oracle database is pursuant to various software license agreements with Oracle USA, Inc., an affiliate of Oracle. Lawrence J. Ellison, who beneficially owns a significant portion of our common stock, is the Chief Technology Officer, a principal stockholder and Executive Chairman of the Board of Oracle. See Note 17 to our Consolidated Financial Statements for a further description of this software license agreement.
Customers
Our customers are diverse in size and type across a wide variety of industries, with a focus on medium-sized businesses and divisions of large companies. In 2015, the top 10 industries in which our customers operated, as measured by our recognized revenue, were as follows: Distribution & Wholesale; Professional, Consulting and Other Services; Computer Software; ecommerce & Retail; Manufacturing; Computer & IT Services; Telecommunications Services; Financial Services; Healthcare Services; and Education. We had customers in approximately 100 countries in 2015. No single customer accounted for more than 3% of our revenue in 2015, 2014 or 2013.
Competition
We compete with a broad array of financials/ERP, CRM, ecommerce, PSA and HCM companies. Our markets are highly competitive, fragmented and subject to rapid changes in technology. Many of our potential customers evaluate a wide range of alternatives during their purchase process. Although we believe that none of our larger competitors currently offer a cloud-based comprehensive business management suite, we face significant competition within each of our markets from companies with broad product suites and greater name recognition and resources than we have, as well as smaller companies focused on specialized solutions. In addition, some of our larger competitors have announced plans to launch new products that could compete more closely with our cloud-based application suite. Internationally, we face competition from local companies as well as larger competitors, each of which has products tailored for those local markets. To a lesser extent, we compete with internally developed and maintained solutions. Our current principal competitors include Epicor Software Corporation, Intuit Inc., Microsoft Corporation, Oracle Corporation, SAP AG, The Sage Group plc, salesforce.com, inc. and Workday, Inc.
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
As of December 31, 2015, we have numerous issued US patents and pending US patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.  There can be no assurances that our patents, or our pending patent applications even if granted, will provide us with protection.
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
Employees
As of December 31, 2015, we had 4,603 employees. We also engage a number of independent contractors and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
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
Executive Officers of the Registrant
Our executive officers, and their ages and positions as of February 23, 2016, are set forth below:

Name	Age	Position(s)
Zachary Nelson	54	Chief Executive Officer and Director
Evan M. Goldberg	49	Chief Technology Officer and Chairman of the Board
James McGeever	49	President and Chief Operating Officer and Director
Ronald Gill	49	Chief Financial Officer
Douglas P. Solomon	49	Senior Vice President, General Counsel and Secretary
Marc Huffman	45	President, Worldwide Sales and Distribution
Zachary Nelson has served as a director since July 2002 and as our Chief Executive Officer since January 2003. Prior to that, Mr. Nelson served as our President and Chief Operating Officer from July 2002 to January 2003. Previously he served as senior executive at Network Associates, Inc., Oracle Corporation and Sun Microsystems, Inc. He holds B.S. and M.A. degrees from Stanford University.
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
James McGeever has served as a director since July 2015 and as our President and Chief Operating Officer since July 2015. Prior to that, Mr. McGeever served as our Chief Operating Officer from July 2010 to July 2015. Mr. McGeever also served as Chief Financial Officer from June 2000 to July 2010. From January 2000 to June 2000, Mr. McGeever served as our Director of Finance. Prior to joining us, Mr. McGeever was the controller of Clontech Laboratories, Inc., a privately held biotechnology company from 1998 to 2000 and the corporate controller at Photon Dynamics, Inc., a capital equipment maker from 1994 to 1998. Mr. McGeever holds a B.Sc. from the London School of Economics. Mr. McGeever has qualified as a chartered accountant in the United Kingdom. Mr. McGeever serves on the Board of Directors of Cornerstone OnDemand, Inc., a provider of comprehensive talent management solutions delivered as Software-as-a-Service.

Ronald Gill has served as Chief Financial Officer since July 2010. Prior to that, Mr. Gill served as Senior Vice President, Finance from August 2007 to July 2010. Prior to joining our company in August 2007, Mr. Gill was Vice President, Finance at Hyperion Solutions Corporation, a provider of performance management software from August 2006 until July 2007. Hyperion Solutions Corporation was acquired by Oracle Corporation in April 2007. From 2004 until May 2006, Mr. Gill was the Chief Controller, Product and Technology Group at SAP. Mr. Gill holds a B.A. from Baylor University and a Master of International Business Studies degree from the University of South Carolina. Mr. Gill serves on the Board of Directors of HubSpot, Inc., a cloud-based marketing and sales software platform provider.
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
We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $124.7 million for the year ended December 31, 2015. As of that date, our accumulated deficit was $674.0 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.
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
We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with CenturyLink. However, we host our NetSuite OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with CenturyLink. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. In 2015, we added a data center facility located in Washington, which we also operate in conjunction with CenturyLink. The OrderMotion applications are hosted from a Texas-based data center which we operate in conjunction with RackSpace. The LightCMS applications are hosted from a data center which we operate in conjunction with CenturyLink. The Tribe HR applications are hosted from a Canada-based data center which we operate in conjunction with VM Farms. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, the California data center serves as back-up for Massachusetts and Washington; while the Massachusetts data center serves as backup for California. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. In October 2015, we announced the opening of two European data center deployments in Amsterdam, Netherlands and Dublin, Ireland. For purposes of disaster recovery, the Netherlands and Ireland locations serve as back-up for one another.
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
Our customer agreements provide service-level commitments. If we are unable to meet the stated service-level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments. Our service-level commitment to customers is generally 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime. As a result, a failure to deliver services for a relatively short duration could cause us to issue these credits to all qualifying customers. Any extended service outages could harm our reputation, revenue and operating results.
In light of the Company’s historical experience with meeting its service level commitments, the Company's accrued liability related to such obligations in the accompanying consolidated financial statements is negligible.
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
Our company has been in existence since 1998, and much of our growth has occurred since 2004, with our revenue increasing from $17.7 million during the year ended December 31, 2004 to $741.1 million during the year ended December 31, 2015. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business may be harmed.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time‑consuming effort that needs to be re‑evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes‑Oxley Act of 2002, for the fiscal year ended December 31, 2015, there can be no assurances that control deficiencies will not be identified in the future.
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
We may be unsuccessful in establishing a means for the transfer of data from the EEA that is acceptable to our customers. In addition, data protection regulation is an area of increased focus and changing requirements. Data protection 42 Table of Contents regulations are currently being reviewed and are expected to change in the future. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of PII from the EU to the US without incurring substantial expense or at all. We may experience reluctance or refusal by European or multi-national customers to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on data protection regulations and our commitments to customers or others. We may find it necessary to establish additional systems to maintain EU-origin data in the EEA, which may involve substantial expense and distraction from other aspects of our business.
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
At our product development facility in the Czech Republic, we participate in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse us for certain operating expenses we incur. In the second quarter of 2015, we reached the initial program's reimbursement limit. Our operational expenses were reduced by approximately $0.6 million, $1.5 million and $2.5 million, for reimbursements of eligible operating expenses incurred during the years ended December 31, 2015, 2014 and 2013, respectively. We received approximately $1.2 million, $2.2 million and $2.0 million in payments from the Czech Republic government during the years ended December 31, 2015, 2014 and 2013, respectively. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.
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
Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 40.1% of our common stock as of December 31, 2015. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 45.71% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and Executive Chairman of the Board of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.
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
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
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
If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2015, we had a total of 79,802,618 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 59.9% of our outstanding shares as of December 31, 2015, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

Our corporate headquarters is located in San Mateo, California and comprises approximately 165,000 square feet of leased space. We also have leased facilities in the following U.S. cities: Atlanta, Austin, Boston, Chicago, Denver, Minneapolis, New York, and Oklahoma City. We also have leased facilities in Australia, Canada, the Czech Republic, Hong Kong, Japan, the Netherlands, the Philippines, Spain, Singapore, Thailand, United Kingdom, and Uruguay.
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

For the quarters ended	High	Low
2015:
December 31, 2015	$91.72	$79.28
September 30, 2015	99.73	83.65
June 30, 2015	98.49	90.71
March 31, 2015	$107.87	$90.40

2014:
December 31, 2014	$113.13	$85.12
September 30, 2014	89.56	78.80
June 30, 2014	96.42	71.42
March 31, 2014	$119.63	$91.56
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
As of December 31, 2015, there were 97 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer Index, over the same period. This graph assumes the investment of $100 on December 31, 2010 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2010 was the close price of $25.00 per share.

	As of December 31,
	2010	2011	2012	2013	2014	2015
NetSuite	$100	$162	$269	$412	$437	$338
Nasdaq Composite Index	$100	$98	$114	$157	$179	$189
Nasdaq Computer Index	$100	$100	$113	$149	$179	$190
The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Item 6.	Selected Financial Data
The following selected condensed consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected condensed consolidated balance sheet data as of December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The condensed consolidated statement of operations data for the fiscal years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements which are not included in this Annual Report.

Condensed Consolidated Statements of Operations Data
(Dollars and shares in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013	2012	2011
Revenue:
Subscription and support	$593,093	$447,782	$333,556	$252,903	$199,579
Professional services and other	148,056	108,502	80,952	55,922	36,747
Total revenue	741,149	556,284	414,508	308,825	236,326
Cost of revenue:
Subscription and support	97,021	72,007	55,269	41,857	33,083
Professional services and other	148,407	104,803	79,925	53,706	37,777
Total cost of revenue (1)	245,428	176,810	135,194	95,563	70,860
Gross profit	495,721	379,474	279,314	213,262	165,466
Operating expenses:
Product development (1)	135,544	106,706	78,312	52,739	43,531
Sales and marketing (1)	388,741	290,961	210,079	154,294	120,172
General and administrative (1)	87,101	65,138	51,693	38,469	31,951
Total operating expenses	611,386	462,805	340,084	245,502	195,654
Operating loss	(115,665)	(83,331)	(60,770)	(32,240)	(30,188)
Other income / (expenses), net and income taxes (1)	(9,078)	(16,706)	(9,639)	(2,989)	(1,819)
Net loss	$(124,743)	$(100,037)	$(70,409)	$(35,229)	$(32,007)
Net loss per common share	$(1.59)	$(1.31)	$(0.95)	$(0.50)	$(0.48)
Weighted average number of shares used in computing net loss per common share	78,521	76,174	74,085	70,713	66,919

(1) Includes stock-based compensation expense, amortization of acquisition-related intangibles, transaction costs for business combinations, costs associated with the settlement of a patent dispute, non-cash interest expense on convertible debt and income tax benefits associated with business combinations are as follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue:
Subscription and support	$12,200	$8,342	$6,135	$4,691	$3,568
Professional services and other	12,668	10,328	8,834	5,978	4,138
Operating expenses:
Product development	32,787	28,587	23,543	15,301	12,015
Sales and marketing	45,714	38,897	26,749	16,588	13,437
General and administrative	34,010	25,988	19,123	11,803	9,662
Other income / (expenses) and income taxes, net	(5,065)	(12,910)	(5,935)	—	—
Total	$142,444	$125,052	$90,319	$54,361	$42,820

Condensed Consolidated Balance Sheet Data
(Dollars in thousands)
	Year ended December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$289,966	$367,769	$451,577	$185,859	$141,448
Working capital, excluding deferred revenue	541,036	581,112	531,334	242,524	176,447
Total assets	1,140,976	922,239	772,399	369,775	281,180
Deferred revenue	427,729	314,506	224,607	161,416	111,698
Convertible 0.25% senior notes, net	277,955	265,710	254,038	—	—
Long-term debt (includes current portion)	5,928	8,702	11,756	1,985	4,130
Equity	$306,201	$234,234	$210,052	$158,769	$128,010

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
On August 5, 2015, we completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality will enhance our existing invoicing and payment solution. Beginning in the third quarter of 2015, Monexa assets, liabilities and operating results are reflected in our consolidated financial statements from the date of acquisition. On the closing date, we paid approximately $33.1 million in cash. Of the consideration paid, $5.7 million is being held in escrow for up to 15 months following the close of the transaction in the event of certain breaches of representations, warranties and certain potential tax obligations covered in the purchase agreement. In connection with the transaction, the Monexa Board of Directors accelerated the vesting of certain Monexa employee stock options that were exercised shortly before the closing date, August 5, 2015. Since Monexa accelerated the stock option vesting in contemplation of the business combination, we were required to record the $1.8 million in net proceeds received by Monexa employees as compensation cost in the general and administrative expense line item of our financial statements. Acquisition related transaction costs amounted to $4.0 million and are also reflected as general and administrative expense in our statement of operations. As a result of the Monexa acquisition, we will amortize $13.3 million in intangible assets over the next five years.
On June 8, 2015, we completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance our existing email marketing solution and our existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in our consolidated financial statements from the date of acquisition. We paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of our common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $5.3 million and are reflected as general and administrative expense in the statement of operations. As a result of the Bronto acquisition, we will amortize $32.6 million in intangible assets over the next seven years.

Key Components of Our Results of Operations
Revenue
Our revenue has grown from $17.7 million during the year ended December 31, 2004 to $741.1 million during the year ended December 31, 2015.
We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, e-tailers, services companies and software companies. The primary target customers for our service are medium-sized businesses and divisions of large companies. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the year ended December 31, 2015, we did not have any single customer that accounted for more than 3% of our revenue.
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
We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of December 31, 2015, we had deferred revenue of $427.7 million.
Backlog was approximately $413.5 million and $325.2 million as of December 31, 2015 and 2014, respectively. Of the $413.5 million in backlog as of December 31, 2015, $245.3 million was short-term backlog and $168.2 million was long-term backlog. The $325.2 million in backlog as of December 31, 2014 included $182.8 million in short-term backlog and

$142.4 million in long-term backlog. Backlog represents future billings under our subscription agreements that have not been invoiced or have not been recorded as deferred revenue. We expect that the amount of backlog may change from year-to-year for several reasons, including specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.
For the most part, our subscription agreements provide service level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company's accrued liability related to such obligations in the accompanying consolidated financial statements is negligible.
 Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
United States	$553,186	$414,172	$308,513
International	187,963	142,112	105,995
Total revenue	$741,149	$556,284	$414,508

Percentage of revenue generated outside of the United States	25%	26%	26%
Employees
As of December 31, 2015, our headcount was 4,603 employees including 1,394 employees in sales and marketing, 1,706 employees in operations, professional services, training and customer support, 1,058 employees in product development, and 445 employees in a general and administrative capacity.
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

At our product development facility in the Czech Republic, we participate in a government program that subsidizes us for employing local residents. Under the program, the Czech government will reimburse us for certain operating expenses we incur. During the years ended December 31, 2015, 2014 and 2013, we reduced our cost of subscription revenue and product development expenses for eligible operational expenses we expect the Czech government to reimburse. We reached the program's reimbursement limit in 2015. Currently, we are evaluating alternative subsidy employment plans offered by the Czech Republic and other countries.
In 2016, we expect product development expenses to increase in absolute dollars as we continue to extend our service offerings in other countries, and as we expand and enhance our application suite technologies. Such expenses may vary due to the timing of these offerings and technologies.
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
We expect to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. As such, we expect our sales and marketing expenses to increase in absolute dollars in 2016.
General and Administrative
General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees, other corporate expenses and allocated overhead.
In 2016, we expect our general and administrative expenses to increase in absolute dollars as we continue to expand our business.
Income Taxes
Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for state, foreign income, and withholding taxes.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:

•	Revenue recognition;

•	Deferred commissions;

•	Accounting for stock-based compensation; and

•	Other intangible assets.
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
For the most part, the subscription agreements provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers up to the value of an entire month of their subscription and support fees. In light of the Company’s historical experience with meeting its service level commitments, the Company's accrued liability related to such obligations in the accompanying consolidated financial statements is negligible.
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
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and most sales personnel are made shortly after the receipt of the related customer payment. Payments to managers and above are made either partially or in full once sales contracts are executed. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. We believe this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. We capitalized commission costs of $119.1 million, $95.5 million and $70.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Accounting for Stock-Based Compensation
We recognize the fair value of stock-based compensation in the financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We recognize compensation expense for stock option awards, restricted stock awards, restricted stock unit awards and employee stock purchase plan awards on a straight-line basis over the requisite service period. We recognize compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. Estimates are used in determining the fair value of stock option awards and employee stock purchase plan awards using a Black-Scholes model. The fair value of restricted stock, restricted stock units performance share and performance share units is generally determined based on the intrinsic value of the award on the grant date.
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
As a result of our stock-based compensation activity, we recorded $109.1 million, $96.5 million and $73.7 million of stock-based compensation during the years ended December 31, 2015, 2014 and 2013, respectively, excluding the effect previously capitalized stock-based compensation amortized during the year. Please see Note 13 of Notes to the Consolidated Financial Statements.
Other Intangible Assets
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

Results of Operations
Revenue, Cost of Revenue, Gross Profit and Gross Margin

Our revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Revenue:
Subscription and support	$593,093	$447,782	$333,556
Professional services and other	148,056	108,502	80,952
Total revenue	741,149	556,284	414,508
Cost of revenue (1):
Subscription and support	97,021	72,007	55,269
Professional services and other	148,407	104,803	79,925
Total cost of revenue	245,428	176,810	135,194
Gross profit	$495,721	$379,474	$279,314
Gross margin	67%	68%	67%

(1) Includes stock-based compensation expense and amortization of intangible assets of:
Cost of revenue:
Subscription and support	$12,200	$8,342	$6,135
Professional services and other	12,668	10,328	8,834
	$24,868	$18,670	$14,969
Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014
Revenue for the year ended December 31, 2015 increased $184.9 million, or 33%, compared to the same period in 2014.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2015 increased $145.3 million, or 32%, compared to the same period in 2014. The increase was primarily the result of an $89.5 million increase in revenue resulting from the acquisition of new customers, including $20.0 million in revenue related to Bronto, and a $55.8 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in number of customers and continued adoption of OneWorld.
Professional services and other revenue: Professional services and other revenue for the year ended December 31, 2015 increased $39.6 million, or 36%, compared to the same period in 2014. The increase was primarily the result of a $73.8 million increase in revenue resulting from the acquisition of new customers including $2.1 million in revenue related to Bronto. The increase in professional services and other revenue was partially offset by a $34.2 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2014 that did not recur for those customers in 2015. Additionally, our billable professional services hours increased as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly.
Revenue generated outside of the United States was $188.0 million, or 25%, of our revenue during the year ended December 31, 2015, as compared to $142.1 million, or 26% of our revenue, during the same period in 2014. The decrease resulted from revenue in the United States growing at a higher rate than revenue outside the United States.
Cost of revenue for the year ended December 31, 2015 increased $68.6 million, or 39%, compared to the same period in 2014.
Subscription and support cost of revenue: Subscription and support cost of revenue for the year ended December 31, 2015 increased $25.0 million, or 35%, compared to the same period in 2014. The increase was primarily the result of a $15.9 million increase in data center production costs, a $6.5 million increase in personnel costs and a $2.6 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our 2015 and 2014 business acquisitions and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2015 increased $43.6 million, or 42%, compared to the same period in 2014. The increase was primarily the result of a $38.5 million increase in personnel costs and a $7.7 million increase in IT, facility, partially offset by a $2.6 million decrease in fees related to outsourced consulting services. Personnel costs increased due to an overall increase in headcount and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. Our increase in headcount also resulted in a decrease in outside consulting costs. IT, facility and other operating expenses related to our professional services increased primarily due to our global expansion.
Our gross margin was 67% during the year ended December 31, 2015 and 68% for the same period in 2014. Our gross margin decreased due to an increase in the mix of professional service business which contains a lower gross margin than subscription revenue. Professional services gross margin is lower in comparison to the same period in the prior year because we are integrating recently hired consultants into our professional services operations and from a slight decrease in the average consulting rates in 2015 compared to 2014.
Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013
Revenue for the year ended December 31, 2014 increased $141.8 million, or 34%, compared to the same period in 2013.
Subscription and support revenue: Subscription and support revenue for the year ended December 31, 2014 increased $114.2 million, or 34%, compared to the same period in 2013. The increase was primarily the result of a $69.9 million increase in revenue resulting from the acquisition of new customers and a $44.3 million increase in revenue from existing customers. Additionally, subscriptions and support revenue increased during the year due to an increase in number of customers and continued adoption of OneWorld.
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
Revenue generated outside of the United States was $142.1 million, or 26%, of our revenue during the year ended December 31, 2014, as compared to $106.0 million, or 26%, during the same period in 2013.
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
Professional services and other cost of revenue: Professional services and other cost of revenue for the year ended December 31, 2014 increased $24.9 million, or 31%, compared to the same period in 2013. The increase was primarily the result of a $17.9 million increase in personnel costs, a $4.9 million increase in IT and facility expenses and other operating expenses and a $2.1 million increase in fees related to outsourced consulting services. Personnel costs increased due to an overall increase in headcount and annual merit increases. Headcount increased as a result of an increase in the demand for our professional services. IT, facility, recruiting and other operating expenses related to our professional services increased primarily due to our global expansion. The net increase in outsourced consulting fees resulted from professional service fees incurred to develop our professional services organization, partially offset by a decrease in other outside consulting costs.
Our gross margin was 68% during the year ended December 31, 2014 and 67% for the same period in 2013. Our gross margin increased primarily due to an increase in the average selling price on customer deals and because our gross margin for subscription services is higher than our gross margin for professional services.
Operating Expenses
Operating expenses were as follows for the periods presented:

	Year ended December 31,
	2015		2014		2013
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$135,544	18%	$106,706	19%	$78,312	19%
Sales and marketing	388,741	52%	290,961	52%	210,079	51%
General and administrative	87,101	12%	65,138	12%	51,693	12%
Total operating expenses	$611,386	82%	$462,805	83%	$340,084	82%

(1)	Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs for business combinations as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Product development	$32,787	$28,587	$23,543
Sales and marketing	45,714	38,897	26,749
General and administrative	34,010	25,988	19,123
Total	$112,511	$93,472	$69,415
Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014
Product development expenses: Product development expenses for the year ended December 31, 2015 increased $28.8 million, or 27%, as compared to the same period in 2014. The increase was primarily the result of a $23.5 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $4.1 million increase in stock-based compensation resulting primarily from the issuance of annual employee equity awards and equity grants to new hires. Additionally, IT, facility and other operating expenses related to our product development increased by $5.3 million due to an increase in costs associated with our global expansion.
Sales and marketing expenses: Sales and marketing expenses for the year ended December 31, 2015 increased $97.8 million, or 34%, as compared to the same period in 2014. The increase was primarily the result of a $76.8 million increase in personnel costs, an $8.7 million increase in IT, facility and recruiting costs, a $6.1 million increase in marketing and other operating expenses and a $6.2 million increase in sales related expenses including the amortization of intangibles due to the Bronto and Monexa business acquisitions. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Marketing and other operating expenses increased due to our annual user conference, trade shows, product branding and other media campaigns.
General and administrative expenses: General and administrative expenses for the year ended December 31, 2015 increased $22.0 million, or 34%, when compared to the same period in 2014. The increase was primarily the result of an $11.4 million increase in personnel costs and a $10.6 million increase in other operational costs. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and other personnel costs. Additionally, personnel costs include a $3.8 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased primarily due to legal, outside accounting and other business combination transaction costs incurred in connection with the acquisitions of Bronto and Monexa in 2015.
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
Non-operating items, including interest income and expense, other income / (expense) and income taxes were as follows for the periods presented:

	Year ended December 31,
	2015		2014		2013
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	458	—%	220	—%	67	—%
Interest expense	(14,674)	(2)%	(14,309)	(3)%	(8,424)	(2)%
Other expense, net	(481)	—%	(451)	—%	(383)	—%
Provision for income taxes	(5,619)	(1)%	2,166	—%	899	—%
Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014
Our provision for income taxes decreased by $7.8 million during the year ended December 31, 2015 as compared to 2014 because in 2015 we recorded approximately $8.3 million in net deferred tax liabilities related to the Bronto acquisition. These deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the year ended December 31, 2015 of $8.3 million. See Note 15 to our consolidated financial statements for more information regarding our income taxes.
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

Quarterly Results of Operations
The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2015. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(dollars and shares in thousands, except per share amounts)
	(unaudited)
Revenue:
Subscription and support	$164,536	$154,661	$140,922	$132,974	$126,705	$115,831	$105,851	$99,395
Professional services and other	41,693	38,162	36,358	31,843	31,164	27,829	25,943	23,566
Total revenue	206,229	192,823	177,280	164,817	157,869	143,660	131,794	122,961
Cost of revenue:
Subscription and support (1)	27,594	25,983	22,454	20,990	20,041	18,522	17,084	16,360
Professional services and other (1)	40,236	40,113	36,687	31,371	30,496	27,477	24,513	22,317
Total cost of revenue	67,830	66,096	59,141	52,361	50,537	45,999	41,597	38,677
Gross profit	138,399	126,727	118,139	112,456	107,332	97,661	90,197	84,284
Operating expenses:
Product development (1)	37,176	36,112	32,537	29,719	28,548	28,610	25,376	24,172
Sales and marketing (1)	107,539	102,145	95,803	83,254	82,856	74,699	69,726	63,680
General and administrative (1)	21,202	21,824	25,642	18,433	16,902	20,097	14,106	14,033
Total operating expenses	165,917	160,081	153,982	131,406	128,306	123,406	109,208	101,885
Operating loss	(27,518)	(33,354)	(35,843)	(18,950)	(20,974)	(25,745)	(19,011)	(17,601)
Other income / (expenses), net, and income taxes (1)	(4,885)	(3,986)	3,556	(3,763)	(4,371)	(3,550)	(4,153)	(4,632)
Net loss	$(32,403)	$(37,340)	$(32,287)	$(22,713)	$(25,345)	$(29,295)	$(23,164)	$(22,233)
Net loss per NetSuite Inc. common share	$(0.41)	$(0.47)	$(0.41)	$(0.29)	$(0.33)	$(0.38)	$(0.31)	$(0.29)
Weighted average number of shares used in computing net loss per common share	79,615	79,186	77,975	77,276	76,850	76,477	75,919	75,433

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs for business combinations, non-cash interest expense on convertible debt and income tax benefits associated with business combination as follows:

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands)
Cost of revenue:
Subscription and support	$3,603	$3,438	$2,646	$2,513	$2,332	$2,173	$1,851	$1,986
Professional services and other	2,750	4,296	2,826	2,796	2,845	2,684	2,317	2,482
Operating expenses:
Product development	8,488	8,094	8,421	7,784	7,396	7,733	6,884	6,576
Sales and marketing	12,307	12,940	11,196	9,271	10,945	11,156	9,087	7,709
General and administrative	6,142	8,270	13,524	6,074	6,012	10,552	4,683	4,739
Other income / (expenses) and income taxes, net	(3,452)	(2,932)	4,613	(3,294)	(3,291)	(3,287)	(3,191)	(3,141)
Total	$36,742	$39,970	$34,000	$31,732	$32,821	$37,585	$28,013	$26,633

Liquidity and Capital Resources
As of December 31, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $290.0 million, marketable securities totaling $88.6 million and $176.7 million in accounts receivable, net of allowance.
In the year ended December 31, 2015, cash flows from operations generated $100.4 million of cash.
As of December 31, 2015, we had an accumulated deficit of $674.0 million. We have funded this deficit primarily through the net proceeds raised from the sale of our capital stock and convertible notes and cash flows from operations.

Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$100,407	$74,920	$62,235
Net cash used in investing activities	(181,135)	(157,296)	(81,023)
Net cash (used in) / provided by financing activities	4,900	(158)	285,576
Effect of exchange rate changes on cash and cash equivalents	(1,975)	(1,274)	(1,070)
Net change in cash and cash equivalents	$(77,803)	$(83,808)	$265,718
Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014
Cash provided by operating activities was driven by sales of our application suite and costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the year ended December 31, 2015 as compared to 2014 primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.
Cash used in investing activities during the year ended December 31, 2015 was primarily related to the acquisition of Bronto and Monexa, and capital expenditures associated with our global expansion. In 2015, we paid $98.0 million, net of cash received, to acquire Bronto and $32.6 million, net of cash received. to acquire Monexa compared to 2014, when we paid $39.7 million, net of cash received, to acquire Venda and WMS. In 2015, capital expenditures increased by $26.6 million because we continued to expand our office space and purchase additional property and equipment to accommodate an increase in headcount. Additionally, we increased our datacenter capacity in 2015. In 2014, we initially invested $95.6 million into marketable securities. In 2015, our investment in market securities remained constant so overall cash used for marketable securities activity decreased by $89.0 million when compared to 2014.
Cash provided by / (used in) financing activities for the year ended December 31, 2015 changed from the same period in 2014 due to a $7.1 million increase in proceeds from employee stock option exercises, a $4.6 million decrease in payments to the former owners of businesses acquired, partially offset by a $7.0 million increase in RSUs acquired to settle employee withholding liabilities.
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
Cash used in investing activities during the year ended December 31, 2014 was related to the purchase and sale of marketable securities, acquiring companies and capital expenditures for property and equipment, consisting of the purchase of software licenses, computer equipment, leasehold improvements and furniture and fixtures as we develop and enhance our infrastructure. Cash used in investing increased due to our $91.8 million net investment into marketable securities in 2014, a $3.4 million increase in capital expenditures associated with our 2014 global expansion, partially offset by a $19.4 million decrease in business combination related cash payments, net of cash received. In 2014, we paid $39.7 million, net of cash received, to acquire Venda and WMS compared to 2013 when we paid $57.4 million, net of cash received, to acquire T-HR ("TribeHR"), OM ("OrderMotion") and WH ("Website Hosting Provider") and $747,000 in other business combination related payments.
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

Contractual Obligations
We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of our convertible senior notes, obligations under capital leases for equipment, notes payable used for purchase of equipment, operating leases primarily for office space, and other purchase obligations consisting of maintenance support contracts on leased or owned equipment and other general purchase obligations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2015, for the next five years and thereafter:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(dollars in thousands)
Capital lease obligations	$39	$36	$3	$—	$—
Convertible 0.25% senior notes including interest	311,873	775	311,098	—	—
Debt obligations - related party, including interest	6,238	3,119	3,119	—	—
Total accrued contractual obligations	318,150	3,930	314,220	—	—

Operating lease obligations	132,085	19,027	48,384	36,190	28,484
Purchase obligations	47,127	29,710	15,570	1,847	—
Total off-balance sheet contractual obligations	179,212	48,737	63,954	38,037	28,484
Total contractual obligations	$497,362	$52,667	$378,174	$38,037	$28,484
Off-Balance Sheet Arrangements
During the years ended December 31, 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
See Note 2 in Notes to our Consolidated Financial Statements "Significant Accounting Policies".

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents of $290.0 million and marketable securities of $88.6 million at December 31, 2015. These amounts were held primarily in money market funds, commercial paper and U.S government securities.
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
Market Risk
In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018 ("the Notes"). The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of December 31, 2015, the fair value of the Notes was $307.0 million.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Australian Dollar, Philippine Peso, Uruguayan Peso and the Czech Koruna. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. We have a significant percentage of sales denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2015, the U.S. dollar increased against the foreign currencies that our invoicing and operational expenses are denominated in by approximately 9.4% when compared to the same period in the prior year. For the year ended December 31, 2015, the fluctuation in foreign currency rates positively affected our income by approximately $10.9 million.
During the year ended December 31, 2015, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 6 under the heading “Notes to the Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments as our investments consist primarily of highly liquid investments with various maturity dates over the next 18 months. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NetSuite Inc.:

We have audited the accompanying consolidated balance sheets of NetSuite Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, total equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II, as set forth in Item 15(b). We also have audited NetSuite Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NetSuite Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetSuite Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, NetSuite Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .
The Company acquired Bronto Software, Inc. (Bronto) during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, Bronto’s internal control over financial reporting associated with total assets of $16.5 million and total revenue of $22.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Bronto.

/s/ KPMG LLP
Santa Clara, California
February 23, 2016

  NetSuite Inc.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$289,966	$367,769
Short-term marketable securities	74,748	82,622
Accounts receivable, net of allowances of $1,988 and $1,886 as of December 31, 2015 and December 31, 2014, respectively	176,720	139,221
Deferred commissions	69,579	53,377
Other current assets	44,087	30,012
Total current assets	655,100	673,001
Marketable securities, non-current	13,875	9,143
Property and equipment, net	89,643	58,539
Deferred commissions, non-current	15,287	13,499
Goodwill	291,956	123,049
Other intangible assets, net	60,980	32,404
Other assets	14,135	12,604
Total assets	$1,140,976	$922,239
Liabilities and total equity
Current liabilities:
Accounts payable	$3,545	$5,082
Deferred revenue	404,986	300,884
Accrued compensation	55,586	41,081
Accrued expenses	37,901	30,975
Other current liabilities (including note payable to related party of $2,901 and $2,774 as of December 31, 2015 and December 31, 2014, respectively)	17,032	14,751
Total current liabilities	519,050	392,773
Long-term liabilities:
Convertible 0.25% senior notes, net	277,955	265,710
Deferred revenue, non-current	22,743	13,622
Other long-term liabilities (including note payable to related party of $3,027 and $5,928 as of December 31, 2015 and December 31, 2014, respectively)	15,027	15,900
Total long-term liabilities	315,725	295,232
Total liabilities	834,775	688,005
Commitments and contingencies (Notes 11 and 12)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 79,802,618 and 77,031,827 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	798	770
Additional paid-in capital	992,362	788,583
Accumulated other comprehensive loss	(13,009)	(5,912)
Accumulated deficit	(673,950)	(549,207)
Total equity	306,201	234,234
Total liabilities and total equity	$1,140,976	$922,239

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2015		2014		2013
Revenue:
Subscription and support		$593,093		$447,782		$333,556
Professional services and other		148,056		108,502		80,952
Total revenue		741,149		556,284		414,508
Cost of revenue:
Subscription and support		97,021		72,007		55,269
Professional services and other		148,407		104,803		79,925
Total cost of revenue		245,428		176,810		135,194
Gross profit		495,721		379,474		279,314
Operating expenses:
Product development		135,544		106,706		78,312
Sales and marketing		388,741		290,961		210,079
General and administrative		87,101		65,138		51,693
Total operating expenses		611,386		462,805		340,084
Operating loss		(115,665)		(83,331)		(60,770)
Other income / (expense), net:
Interest income		458		220		67
Interest expense		(14,674)		(14,309)		(8,424)
Other expense, net		(481)		(451)		(383)
Total other income / (expense), net		(14,697)		(14,540)		(8,740)
Loss before income taxes		(130,362)		(97,871)		(69,510)
Provision / (benefit) for income taxes		(5,619)		2,166		899
Net loss		(124,743)		(100,037)		(70,409)
Net loss per common share, basic and diluted	$(1.59)		$(1.31)		$(0.95)
Weighted average number of shares used in computing net loss per share	78,521		76,174		74,085

Comprehensive loss:
Foreign currency translation loss, net of taxes		(6,914)		(5,751)		(1,136)
Unrealized loss on marketable securities		(81)		(5)		—
Accumulated pension liability		(102)		90		(60)
Comprehensive loss		$(131,840)		$(105,703)		$(71,605)

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Total Equity
(dollars in thousands)
	Common Stock			Accumulated other
	Shares	Amount	Additional paid-in capital	comprehensive loss	Accumulated deficit	Total equity
BALANCES, January 1, 2013	72,675,265	727	535,853	950	(378,761)	158,769
Exercise of stock options for cash	1,102,032	11	16,940			16,951
Repurchase and vesting of restricted stock awards and units	1,702,944	17	(179)			(162)
Excess tax benefit on stock-based compensation			410			410
Capitalized stock-based compensation			1,099			1,099
Stock-based compensation			73,660			73,660
Convertible 0.25% senior notes issuance			60,931			60,931
Repurchase and retirement of common stock	(348,837)	(4)	(29,997)			(30,001)
Comprehensive loss:
Accumulated pension liability				(60)		(60)
Foreign currency translation adjustment				(1,136)		(1,136)
Net loss					(70,409)	(70,409)
BALANCES, December 31, 2013	75,131,404	751	658,717	(246)	(449,170)	210,052
Exercise of stock options for cash	340,824	3	9,027			9,030
Repurchase and vesting of restricted stock awards and units	1,255,235	13	(151)			(138)
Excess tax benefit on stock-based compensation			313			313
Capitalized stock-based compensation			1,415			1,415
Stock-based compensation			96,480			96,480
Shares issued to acquire Venda Inc.	304,364	3	22,782			22,785
Comprehensive loss:
Accumulated pension liability				90		90
Unrealized loss on marketable securities				(5)		(5)
Foreign currency translation adjustment				(5,751)		(5,751)
Net loss					(100,037)	(100,037)
BALANCES, December 31, 2014	77,031,827	770	788,583	(5,912)	(549,207)	234,234
Exercise of stock options for cash	561,811	6	14,183			14,189
Repurchase and vesting of restricted stock awards and units	1,178,472	12	(7,109)			(7,097)
Excess tax benefit on stock-based compensation			242			242
Capitalized stock-based compensation			1,503			1,503
Stock-based compensation			109,090			109,090
Shares issued to acquire Bronto, Inc.	1,030,508	10	85,870			85,880
Comprehensive loss:
Accumulated pension liability				(102)		(102)
Unrealized loss on marketable securities				(81)		(81)
Foreign currency translation adjustment				(6,914)		(6,914)
Net loss					(124,743)	$(124,743)
BALANCES, December 31, 2015	79,802,618	$798	$992,362	$(13,009)	$(673,950)	$306,201

See accompanying Notes to Consolidated Financial Statements.

NetSuite Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(124,743)	$(100,037)	$(70,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,353	20,115	15,668
Amortization of other intangible assets	17,862	9,993	6,749
Amortization of debt discount and transaction costs	13,539	12,910	7,316
Provision for accounts receivable allowances	2,293	1,446	1,041
Stock-based compensation	109,090	96,480	73,660
Amortization of deferred commissions	101,149	75,249	55,531
Excess tax benefit on stock-based compensation	(242)	(313)	(410)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(35,481)	(50,811)	(22,305)
Deferred commissions	(119,145)	(95,532)	(70,380)
Other current assets	(7,407)	(4,932)	(12,486)
Other assets	3,038	(2,165)	(2,329)
Accounts payable	(1,822)	(2,321)	1,691
Accrued compensation	10,367	15,403	6,173
Deferred revenue	109,382	89,668	63,510
Other current liabilities	4,285	11,624	8,771
Other long-term liabilities	(12,111)	(1,857)	444
Net cash provided by operating activities	100,407	74,920	62,235
Cash flows from investing activities:
Purchases of property and equipment	(50,313)	(23,732)	(20,337)
Capitalized internal use software	(3,004)	(2,578)	(2,056)
Cash paid in business combinations, net of cash received	(130,560)	(39,209)	(58,630)
Purchases of marketable securities	(132,155)	(105,576)	—
Maturities of marketable securities	130,193	10,000	—
Sales of marketable securities	4,704	3,799	—
Net cash used in investing activities	(181,135)	(157,296)	(81,023)
Cash flows from financing activities:
Proceeds from issuance of convertible 0.25% senior notes	—	—	310,000
Payments of issuance costs on convertible 0.25% senior notes	—	—	(8,260)
Payments under capital leases	(190)	(364)	(744)
Payments under capital leases and long-term debt - related party	(2,774)	(3,054)	(2,612)
Payments to repurchase common stock	—	—	(30,000)
Excess tax benefit on stock-based compensation	242	313	410
Payments related to business combinations	(1,335)	(5,945)	—
RSUs acquired to settle employee withholding liability	(7,098)	(137)	(162)
Proceeds from issuance of common stock	16,055	9,029	16,944
Net cash (used in) / provided by financing activities	4,900	(158)	285,576
Effect of exchange rate changes on cash and cash equivalents	(1,975)	(1,274)	(1,070)
Net change in cash and cash equivalents	(77,803)	(83,808)	265,718
Cash and cash equivalents at beginning of period	367,769	451,577	185,859
Cash and cash equivalents at end of period	$289,966	$367,769	$451,577
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$345	$464	$431
Cash paid for interest to other parties	$934	$565	$442
Cash paid for income taxes, net of tax refunds	$2,332	$1,320	$937
Noncash financing and investing activities:
Fixed assets acquired under related party agreement	$—	$—	$11,355
Common stock issued in connection with business combination	$85,880	$22,785	$—
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

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance: Balance Sheet Classification of Deferred Taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. In the fourth quarter of 2015, the Company elected to early adopt using the prospective method. Therefore, no prior periods were retrospectively adjusted. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued new accounting guidance: Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The business combination guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. The Company has elected not to early adopt. The adoption of the business combination guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued new accounting guidance: Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of the debt guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued new accounting guidance: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company has elected not to early adopt. The adoption of the guidance is not expected to have a material impact on the Company's consolidated financial statements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace most existing U.S. GAAP guidance on this topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled

NetSuite Inc.
Notes to Consolidated Financial Statements

in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year from the original effective date. In accordance with the deferral, ASU 2014-09 will become effective beginning after December 15, 2017 for public entities. Early application is permitted for annual reporting periods ending after December 15, 2016. The Company is evaluating the impact of adopting this new accounting standard on its financial statements and has not selected an adoption or a transition method.

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

For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, approximately 90% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

NetSuite Inc.
Notes to Consolidated Financial Statements

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

Deferred Commissions
The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are accrued and capitalized upon execution of the sales contract by the customer. Payments to partners and most sales personnel are made shortly after the receipt of the related customer payment. Payments to managers and above are made either partially or in full once sales contracts are executed. Deferred commissions are amortized over the term of the related non-cancelable customer contract and are recoverable through the related future revenue streams. The Company capitalized commission costs of $119.1 million, $95.5 million and $70.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Commission amortization expense was $101.1 million, $75.2 million and $55.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Internal Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal use software and website. These capitalized costs are primarily related to the integrated business management application suite that is hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to internal use software during the years ended December 31, 2015, 2014 and 2013. The Company capitalized $4.5 million, $4.0 million and $3.2 million in internal use software during the years ended December 31, 2015, 2014 and 2013, respectively. Included in the December 31, 2015, 2014 and 2013 capitalized development costs are $1.5 million, $1.4 million and $1.1 million, respectively, in stock-based compensation costs. Amortization expense totaled $3.5 million, $2.7 million and $1.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of capitalized internal use software at December 31, 2015 and 2014 was $8.8 million and $7.8 million, respectively.

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

 Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, on October 1st, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. On October 1, 2015, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired.

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

The Company did not recognize any impairment charges on its long-lived assets during the years ended 2015, 2014 and 2013.

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

NetSuite Inc.
Notes to Consolidated Financial Statements

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

The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs.

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

Concentration of Credit Risk and Significant Customers and Suppliers
Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivables balance. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off uncollectible accounts receivable balances when accounts are 120 days past-due based on the account's contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company's customer base and their dispersion across various industries. At December 31, 2015 and 2014, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the periods presented. At December 31, 2015 and 2014, long-lived assets located outside the United States totaled $21.4 million and $9.1 million, respectively.

     Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

NetSuite Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
United States	$553,186	$414,172	$308,513
International	187,963	142,112	105,995
Total revenue	$741,149	$556,284	$414,508

Percentage of revenue generated outside of the United States	25%	26%	26%

No single country outside the United States represented more than 10% of revenue during the years ended December 31, 2015, 2014 or 2013.

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

Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured in their functional currency which, depending on circumstances, may either be the local currency or the U.S. dollar. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive income / (loss). Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income / (expense). The Company recognized net foreign currency losses of $502,000, $437,000 and $343,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Expense
Advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising expense was $10.5 million, $12.8 million and $8.2 million, respectively.

Stock-Based Compensation
The Company uses the fair value method for recording stock-based compensation for new awards granted, modified, repurchased or canceled. The Company recognizes compensation costs for stock option grants, restricted awards and restricted stock unit awards on a straight-line basis over the requisite service period for the entire awards. The Company recognizes compensation expense related to performance share awards based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period.

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

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company accounts for compensation expense related to stock options granted to consultants and other non-employees based on the fair values estimated using the Black-Scholes model on the date of grant and re-measured at each reporting date over the performance period. The compensation expense is amortized using the straight-line method over the related service term.

The Company issues new shares of its common stock upon the exercise of stock options, the vesting of restricted stock, RSUs, PSs and PSUs and the purchase of stock under the employees stock purchase plan.

Qualified Operational Expense Reimbursements
At the Company's product development facility in the Czech Republic, the Company participates in a government subsidy program for employing local residents. Under the program, the Czech Republic government will reimburse the Company for certain operational expenses it incurs. While the Company became eligible to participate in this program in 2010, it did not record a subsidy credit in the financial statements until it was assured of collection in 2012. Effective January 2012, when the Company incurs reimbursable operating expenses, it records a reduction in operational expenses and a receivable from the Czech government. In the second quarter of 2015, the Company reached the initial program's reimbursement limit. The Company's operational expenses were reduced by approximately $562,000, $1.5 million and $2.5 million, for reimbursements of eligible operating expenses incurred during the years ended December 31, 2015, 2014 and 2013, respectively. The Company received approximately $1.2 million, $2.2 million and $2.0 million in payments from the Czech Republic government during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, no reimbursements are due the Company. Currently, the Company is evaluating alternative subsidy employment plans offered by the Czech Republic and other countries.

Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to NetSuite Inc. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares including options, restricted stock, restricted stock units, performance share units, performance shares, employee stock purchase plan shares and convertible debt shares. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive income loss is comprised of foreign currency translation gains and losses, net of tax, unrealized losses on marketable securities and an accumulated pension liability for employees located in the Philippines. The foreign currency translation losses, net of taxes as of December 31, 2015 and 2014 were $12.6 million and $5.7 million, respectively. Unrealized loss on marketable securities was $86,000 and $5,000 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, there were no realized gains/ (losses) on marketable securities. The unamortized defined benefit pension costs as of December 31, 2015 and 2014 were $(280,000) and $(178,000), respectively.

NetSuite Inc.
Notes to Consolidated Financial Statements

Note 3. Business Combinations

During 2015, the Company purchased all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services, and Bronto Software, Inc. ("Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. In connection with these acquisitions, the Company incurred transaction costs totaling $6.7 million.

The following table summarizes the preliminary allocation of the consideration to the fair value of assets acquired and liabilities assumed as of the acquisition dates:

	2015 Acquisitions
	Monexa	Bronto
	August 5, 2015	June 8, 2015
	(dollars in thousands)
Cash	$594	$1,667
Accounts receivable	238	4,077
Property and equipment	231	4,009
Deferred tax assets	96	5,345
Developed technology	8,700	13,400
Customer relationships	4,200	13,100
Customer relationships - backlog	—	3,000
Trademarks	400	3,060
Favorable lease	270	—
Goodwill	18,602	157,058
Deferred tax liabilities	—	(13,495)
Taxes payable	(370)	(2,758)
Other assets / liabilities, net	159	(4,357)
Fair value of assets acquired and liabilities assumed	$33,120	$184,106

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. For Monexa, the methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer relationships, relief of royalty for trademarks, and replacement cost and relief from royalty methods for developed technology. For Bronto, the methodologies used in valuing the intangible assets include, but are not limited to, the with-and-without excess earnings and multiple period excess earnings method for customer relationships, relief of royalty for trademarks and multiple period excess earnings method for developed technology. In both acquisitions, the excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. $7.3 million of the acquired Monexa goodwill is expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisitions.

The Company will amortize certain intangible assets on a straight-line basis, except for customer relationship - backlog, which is amortized in proportion to the related revenue recognition, over the following periods:

NetSuite Inc.
Notes to Consolidated Financial Statements

	Monexa		Bronto
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)
Developed technology	$8,700	5	$13,400	5
Customer relationships	4,200	4	13,100	7
Customer relationships - backlog	—	—	3,000	1.5
Trademarks	400	2	3,060	3
Favorable lease	270	1.5	—	—

Monexa Software

On August 5, 2015, the Company completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality will enhance the Company’s existing invoicing and payment solution. Beginning in the third quarter of 2015, Monexa assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $33.1 million in cash. Of the consideration paid, $5.7 million is being held in escrow for up to 15 months following the close of the transaction in the event of certain breaches of representations, warranties and potential tax obligations covered in the purchase agreement. In connection with the transaction, the Monexa Board of Directors accelerated the vesting of certain Monexa employee stock options that were exercised shortly before the closing date. Since Monexa accelerated the stock option vesting in contemplation of the business combination, the Company was required to record the $1.8 million in net proceeds received by Monexa employees as compensation cost in the general and administrative expense line of the Company's financial statements. Acquisition related transaction costs amounted to $4.0 million and are reflected as general and administrative expense in the statement of operations.

The initial accounting for Monexa intangible assets is incomplete because the Company is in the process of determining the fair value of these assets. The Company is also undertaking an analysis of certain tax matters associated with the Monexa acquisition which could result in an adjustment to the acquisition price allocation.

Comparative pro forma financial information for this acquisition has not been presented because Monexa historical financial results are not material to the Company's consolidated results of operations.

Bronto Software

On June 8, 2015, the Company completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality will enhance the Company’s existing email marketing solution and its existing omnichannel commerce platform. Beginning in the second quarter of 2015, Bronto assets, liabilities and operating results are reflected in the Company’s consolidated financial statements from the date of acquisition. The Company paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of the Company's common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. Of the consideration paid, $39.6 million is being held in escrow for up to 18 months following the close of the transaction in the event of certain breaches of representations and warranties covered in the purchase agreement. Another $3.9 million is being held in escrow for up to two years as protection against tax contingencies and losses. Acquisition related transaction costs amounted to $5.3 million and are reflected as general and administrative expense in the statement of operations.

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

The initial accounting for Bronto accounts receivable, other customer related liabilities, vendor obligations and employee related liabilities is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the Bronto acquisition which could result in an adjustment to the acquisition price allocation.

NetSuite Inc.
Notes to Consolidated Financial Statements

Bronto revenue included in the Company's consolidated financial statements for the year ended December 31, 2015 was $22.1 million. Bronto's operations have been integrated into the Company's operations so it is impractical to determine Bronto's results of operations on a standalone basis.

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

Supplemental information on a pro forma basis, as if Bronto had been acquired on January 1, 2014, is presented as follows:

	Twelve Months Ended December 31,
	2015	2014
	(dollars in thousands)
Pro forma total revenue	$760,239	$593,452
Pro forma net loss	$(131,781)	$(109,120)
Pro forma loss per share - basic and diluted	$(1.67)	$(1.41)

2014 Acquisitions

During 2014, the Company purchased the assets of certain warehouse management solution provider ("WMS") to expand its manufacturing vertical and Venda Limited (“Venda") to further develop its ecommerce vertical. In connection with these acquisitions, the Company incurred transaction costs totaling $4.6 million.

The following table summarizes the allocation of the consideration to the fair value of assets acquired and liabilities assumed as of the acquisition date:

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

Under the acquisition method of accounting, the Company allocated the above purchase prices to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the with-and-without excess earnings for customer relationships, relief of royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets for each acquisition has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with generally accepted accounting principles. The Company did not record any in-process research and development intangible assets in connection with these acquisitions.

NetSuite Inc.
Notes to Consolidated Financial Statements

The Company will amortize the intangible assets on a straight-line basis over the following periods:

	WMS		Venda
	Fair Value Amount	Useful Life	Fair Value Amount	Useful Life
	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)
Developed technology	$700	5	7,700	5
Customer relationships	300	4	12,300	7
Trademarks	—	—	2,700	3

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

In the first quarter of 2015, the Company completed the valuation of intangible assets with definitive lives which resulted in $1.2 million being reallocated from goodwill to developed technology. Following this reallocation, the amount allocated to developed technology is $8.9 million. In the third quarter of 2015, the Company completed the initial accounting for Venda by recording a $1.0 million receivable from the former Venda owners related to a working capital adjustment and a $368,000 fair value adjustment to increase the Venda accounts receivable.

Comparative pro forma financial information for WMS and Venda acquisitions has not been presented because the WMS and Venda historical financial statements are not material to the Company's consolidated results of operations.

2013 Acquisitions

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

The Company will amortize the intangible assets on a straight-line basis over the following periods:

	TribeHR		OrderMotion		Web Hosting Provider
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)
Developed technology	1,300	5	5,100	4	1,100	3
Customer relationships	1,000	4	3,000	4	2,100	4
Trademarks	600	2	400	2	200	2

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

OrderMotion
On May 3, 2013, the Company completed the purchase all of the outstanding equity of OrderMotion ("OM"). OM provides online ecommerce Order Management Services that performs the back-end process for ecommerce web stores. The OM product augments the Company's existing product offering, which allows the Company to expand its business capabilities in ecommerce technology and services. The assets, liabilities and operating results of OM are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid the former owners $23.5 million in cash. Additional consideration of $3.5 million in cash is being withheld up to 15 months following the close of the transaction as indemnification against certain losses the Company may incur in the event of certain breaches of representations and warranties covered in the purchase agreement. The Company also withheld $1.1 million as indemnification against losses the Company may incur from certain tax related matters of OM. This consideration is restricted until the Company determines

NetSuite Inc.
Notes to Consolidated Financial Statements

that the matters have been properly settled. During the second quarter of 2013, the Company recorded $311,000 in employee termination costs and $1.1 million in operating expenses related to transaction costs associated with this business combination.

As of December 31, 2013, the Company's OM purchase consideration obligations totaled $3.9 million. During the year ended December 31, 2014, the Company paid the former OM owners $3.3 million in cash. As of December 31, 2015, the Company's remaining OM purchase consideration obligation is $655,000.

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

During the year ended December 31, 2014, the Company paid the former owners $1.0 million of the withheld consideration and reduced the remaining obligation by approximately $200,000 for various adjustments. In 2015, the Company paid the former owners $600,000 to settle the remaining consideration obligation.

Note 4. Cash and Cash Equivalents

Cash equivalents are comprised of investments in money market mutual funds and commercial paper. Cash and cash equivalents are recorded at cost, which approximates fair value.

	December 31,
	2015	2014
	(dollars in thousands)
Cash	$262,876	$206,947
Money market mutual funds	16,092	152,673
Commercial paper	10,998	8,149
Total cash and cash equivalents	$289,966	$367,769

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

Marketable securities consist of the following investments:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$16,092	$—	$—	$16,092
Commercial paper	10,998	—	—	10,998
Marketable securities:
Commercial paper	33,170	—	—	33,170
Corporate notes and obligations	12,402	—	(13)	12,389
U.S. agency bonds	11,410	—	(25)	11,385
U.S. treasury securities	31,727	—	(48)	31,679
Total	$115,799	$—	$(86)	$115,713

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$152,673	$—	$—	$152,673
Commercial paper	8,149	—	—	8,149
Marketable securities:
Commercial paper	70,737	8	—	70,745
Corporate notes and obligations	11,886	—	(9)	11,877
U.S. treasury securities	9,147	—	(4)	9,143
Total	$252,592	$8	$(13)	$252,587

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.

December 31, 2015
Fair Value

Due within one year	$101,838
Due within two years	13,875
Total	$115,713

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

The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$262,876	$—	$—	$262,876	$206,947	$—	$—	$206,947
Money market funds	16,092	—	—	16,092	152,673	—	—	152,673
Commercial paper	—	10,998	—	10,998	—	8,149	—	8,149
Marketable securities
Commercial paper	—	33,170	—	33,170	—	70,745	—	70,745
Corporate notes and obligations	—	12,389	—	12,389	—	11,877	—	11,877
U.S. agency bonds	—	11,385	—	11,385	—	—	—	—
U.S. treasury securities	31,679	—	—	31,679	9,143	—	—	9,143
Foreign exchange contracts	—	384	—	384	—	1,231	—	1,231
Total	$310,647	$68,326	$—	$378,973	$368,763	$92,002	$—	$460,765

Liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$—	$1	$—	$1
Total	$—	$—	$—	$—	$—	$1	$—	$1

Note 6. Hedging Activity

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities
During the year ended December 31, 2015, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. The notional amount of derivative instruments acquired during the period was $355.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of year-end, the Company had the following outstanding foreign exchange forward contracts:

	December 31, 2015		December 31, 2014
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)
Australian dollar	$17,148	$6,953	$16,004	$7,494
British pound	16,959	9,183	16,939	7,284
Euro	13,364	2,245	2,344	547
Philippine peso	9,560	9,560	7,540	5,020
Czech crown	6,621	6,320	6,510	4,710
Canadian dollar	5,488	4,034	796	1,267
Japanese yen	4,435	—	3,355	—
New Zealand dollar	505	—	258	—
Mexican peso	387	252	268	110
Total	$74,467	$38,547	$54,014	$26,432

The fair value of the derivative instruments reported on the Company’s Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
		(US dollars in thousands)
Foreign exchange contracts	Other current assets	$384	$1,231	Other current liabilities	$—	$1
Total		$384	$1,231		$—	$1

 The effect of derivative instruments on the Statement of Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Twelve Months Ended December 31,
Derivatives and forward contracts		2015	2014	2013
		(US dollars in thousands)
Foreign exchange contracts	Other income/ (expense), net	$889	$1,446	$1,095
Total		$889	$1,446	$1,095

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

Note 7. Property and Equipment

As of year end, property and equipment consisted of:

	December 31,
	2015	2014
	(dollars in thousands)
Computer equipment	$102,889	$68,630
Purchased software	31,125	30,039
Internally developed software	20,553	16,046
Leasehold improvements	26,896	14,942
Furniture, fixtures and office equipment	15,674	9,292
Total property and equipment	197,137	138,949
Accumulated depreciation and amortization	(107,494)	(80,410)
Property and equipment, net	$89,643	$58,539

Depreciation and amortization expense was $30.4 million, $20.1 million and $15.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 was as follows:

(dollars in thousands)
Balance as of January 1, 2014	$84,478
Adjustments to prior year business combinations	(248)
Goodwill acquired:
Venda business combination July 2014	27,228
WMS business combination September 2014	14,752
Foreign exchange adjustment	(3,161)
Balance as of December 31, 2014	123,049
Adjustments to prior year business combinations	(2,376)
Goodwill acquired:
Bronto business combination June 2015	157,058
Monexa business combination August 2015	18,602
Foreign exchange adjustment	(4,377)
Balance as of December 31, 2015	$291,956

The Company does not have a history of goodwill impairments.

The carrying amount of other intangible assets was as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount
	December 31, 2015
	(dollars in thousands)
Developed technology	$50,223	$(21,797)	$28,426
Trade name	8,644	(4,529)	4,115
Customer relationships	52,782	(24,555)	28,227
Non-competition agreements	822	(822)	—
Favorable lease	255	(43)	212
Total	$112,726	$(51,746)	$60,980

	December 31, 2014
	(dollars in thousands)
Developed technology	$27,432	$(15,073)	$12,359
Trade name	5,305	(2,696)	2,609
Customer relationships	32,959	(15,622)	17,337
Non-competition agreements	962	(863)	99
Total	$66,658	$(34,254)	$32,404

The total amortization expense for other intangible assets was $17.9 million, $10.0 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 Future amortization of intangible assets recorded as of December 31, 2015 is expected to be as follows:

Fiscal year ending December 31:	(dollars in thousands)
2016	$17,473
2017	13,645
2018	11,295
2019	9,409
2020	5,627
Thereafter	3,531
Total	$60,980

Note 9. Accrued Compensation

Accrued compensation as of December 31, 2015 and 2014 consists of:

	December 31,
	2015	2014
	(dollars in thousands)
Sales commission	$24,622	$19,675
Employee bonus	12,451	12,453
Employee benefits, payroll taxes and other	18,513	8,953
Total accrued compensation	$55,586	$41,081

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

As of December 31, 2015, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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

In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component included in other assets are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $3.4 million as of December 31, 2015, and are included in other assets.

The Notes consisted of the following as of December 31, 2015:

(in thousands)
Equity component (1)	$60,931
Liability component :
Principal	310,000
Less: debt discount, net	(32,045)
Net carrying amount	$277,955

Fair value - level 2	$307,024
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

As of December 31, 2015, the remaining life of the Notes is approximately 2.50 years.

The following table sets forth total interest expense recognized related to the Notes during the twelve months ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
	(in thousands)
Contractual interest expense	$775	$775	$446
Amortization of debt issuance costs	1,294	1,237	696
Amortization of debt discount	12,245	11,673	6,620
Total	$14,314	$13,685	$7,762

Effective interest rate	5.4%

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

In May 2010, the Company entered into an amendment to the perpetual software license agreement with Oracle USA. The amendment provides for a 37-month extension of unlimited licenses to the October 2007 license agreement from Oracle and was financed pursuant to notes issued to Oracle USA, Inc. at a rate of 2.12% per annum. On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48-month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company paid $2.4 million for the support services from February 28, 2013 to February 27, 2014. The Company renewed the support service agreement for $4.3 million in February 2014, 2015, and 2016. Further, the Company renewed the support services for the two subsequent annual periods at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.0% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.

Future debt payments under notes payable as of December 31, 2015 are as follows:

(in thousands)
Years ending:
2016	$3,119
2017	3,119
Future debt payments	6,238
Amount representing interest	310
Present value of future debt payments	$5,928

The current and long-term portions of the notes payable, recorded in other current liabilities and other long-term liabilities, respectively, are as follows for the periods indicated:

	December 31,
	2015	2014
	(dollars in thousands)
Current portion	$2,901	$2,774
Long-term portion	3,027	5,928
Total long-term debt	$5,928	$8,702

The maximum amount outstanding under the notes was $8.8 million and $11.8 million during the years ended December 31, 2015 and 2014, respectively.

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following years:

	Twelve Months Ended December 31,
	2015	2014	2013
	(dollars in thousands)
License fee	$2,774	$3,054	$2,612
Support	4,300	4,300	2,380
Interest	345	464	431
Total paid	$7,419	$7,818	$5,423

Note 11. Lease Commitments

The Company leases computer equipment and purchased software from various parties under capital lease agreements that expire through December 2017. The total outstanding balance financed under capital leases was $39,000 and $238,000 at December 31, 2015 and 2014, respectively. Accumulated amortization on the leased assets was $2.7 million and $2.4 million at December 31, 2015 and 2014, respectively. Amortization of assets recorded under the capital leases is included in depreciation expense. The current and long-term portions of the capital leases have been recorded in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

The current and long-term portions of capital lease were as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Current portion	$36	$195
Long-term portion	3	43
Total debt related to capital leases	$39	$238

The Company also has several non-cancelable operating leases, primarily for its facilities, that expire through 2025. Certain of these leases contain renewal options for periods ranging from two to five years and require the Company to pay executory costs such as maintenance, taxes, and insurance. The Company leases office space in the U.S. and throughout the world with various expiration dates through 2025. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the future minimum capital lease payments as of December 31, 2015 are as follows:

	Capital leases	Operating leases	Total
	(dollars in thousands)
Years ending:
2016	$36	$19,027	$19,063
2017	3	24,140	24,143
2018	—	24,244	24,244
2019	—	20,615	20,615
2020	—	15,575	15,575
Thereafter	—	28,484	28,484
Future minimum lease payments	39	$132,085	$132,124
Amount representing interest	—
Present value of future minimum lease payments	$39

 Rental expenses for operating leases were $20.4 million, $15.4 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Sublease income, which is recorded as reduction on of rental expense, was $448,000 and $321,000 for the years ended December 31, 2015 and 2014, respectively and negligible for 2013.

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

The 2007 Plan, adopted by the Company's Board of Directors in June 2007 and effective in December 2007, reserved shares of common stock for issuance under the plan. As of December 31, 2015, 6,169,789 shares remained available for future grants under the 2007 Plan. Options cancelled under the 1999 Plan are added to the shares available for issuance under the 2007 Plan when those cancellations occur. The 2007 Plan also provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lower of a) 9,000,000 shares of the Company's common stock; b) 3.5% of the Company's aggregate common stock outstanding plus common stock issuable pursuant to outstanding awards under the Company's equity plans; or c) such other amount as the Board of Directors may determine.

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

Amounts recognized in the financial statements related to the 2007 Plan are as follows:

	December 31,
	2015	2014	2013
	(dollars in thousands)
Total cost of stock-based plan during the year	$110,593	$97,895	$74,759
Capitalized stock-based compensation	(1,503)	(1,415)	(1,099)
Previously capitalized stock-based compensation amortized during the year	1,140	860	505
Stock-based compensation expense	$110,230	$97,340	$74,165

Foreign income tax associated with stock-based compensation	$278	$310	$249

The Company issues new shares of common stock upon the exercise of stock options, the granting of restricted stock, the vesting of RSUs, PSs and PSUs, and the granting of shares through the employee stock purchase plan ("ESPP").

During the first quarter of 2015, the Company granted 91,929 performance shares (“ PS 2015”), with a fair value of $92.58 per share, to selected executives and other key employees. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2015 and 2017. The Company's Board of Directors set the performance metrics in the first quarter of 2015. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and are recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS 2015 that will be granted until the achievement of the performance goals are known at December 31, 2015 and 2017, respectively. The Company also awarded an equal number of PS for 2016 and 2017 for which the performance metrics have not yet been set by the Company's Board of Directors. As such, there is no accounting for these awards until the period during which the performance metrics are set.

During the third quarter of 2014, the Company granted 559,456 PS to selected executives. This PS grant is subject to the Company's performance in 2015, 2016 and 2017. The PS vesting is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2015, 2016 and 2017. The Company's Board of Directors set the performance metrics in the third quarter of 2014 for the entire performance period. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be vested until the achievement of the performance goals is known.

During the fourth quarter of 2013, the Company granted 83,946 performance shares units (“2013 PSU"), with a fair value of $94.13 per share, to selected executives and other key employees. The 2013 PSU vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in the beginning of 2014 through 2015. The Company's Board of Directors set the performance metrics on the grant date in December 2013. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense are determined based on the value of the underlying shares on the date of grant and are recognized over the vesting term. During the interim financial periods, management estimates the probable number of 2013 PSUs that will be granted until the achievement of the performance goals are known at December 31, 2015.

During the first quarter of 2012, the Company granted 341,750 PS, with a fair value of $50.38 per share, to selected executives and other key employees. These PS grants were equally divided into two tranches: shares that are subject to the Company's performance in 2012 and 2014 ("PS 2014"). The PS vesting for each tranche is contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in 2012 and 2014, respectively, which were set by the Board of Dirctors at the time of grant. Additionally, in the first quarter of 2012, the Company also awarded these employees 170,875 PS for 2013 ("PS 2013") and an additional 170,875 PS award for 2014 ("PS 2014ii"). The BOD set the performance metrics for the PS 2014ii award and the PS 2013 award in first quarters of 2014 and 2013, respectively.

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

For the PS 2015 awards, the Company achieved 123% of its company-wide performance goals, resulting the Company awarding an additional 9,404 shares to select executives and key employees. The PS 2015 grants vest 1/3 per year with the initial vesting event in February 2016.

For the 2013 PSUs awards, the Company achieved 86% of its 2015 company-wide performance goals, resulting in the Company reducing the awards to select executives and key employees by 11,355 shares. The 2013 PSU grants vest 1/3 per year with the initial vesting event in February 2016.

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

As of December 31, 2015 and 2014, all outstanding stock-based payment awards qualified for classification as equity.

Stock Options
A summary of the Company's stock option activity during the year ended December 31, 2015 was as follows:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2015	2,111	$55.30
Granted	429	94.32
Exercised	(562)	25.25
Cancelled and forfeited	(130)	93.51
Outstanding at December 31, 2015	1,848	70.80	6.93	$37,782
Vested and expected to vest	1,763	69.69	6.84	37,655
Exercisable at December 31, 2015	1,088	56.03	5.83	35,735

The total intrinsic value of the options exercised was $37.5 million, $25.4 million and $75.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $23.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock option grants that are expected to be recognized over a weighted-average period of 2.4 years.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the model are as follows for the periods presented:

	Year ended December 31,
	2015	2014	2013
Weighted-average fair value of options granted	$34.54	$36.09	$35.44
Expected term	4.6 years	4.3 years	6.1 years
Expected volatility	42%	44%	46%
Risk-free interest rate	1.51%	1.33%	1.16%
Dividend yield	none	none	none

The assumptions are based on the following for each of the years presented:

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

Volatility. The expected volatility being used is based on the Company's volatility over the historical period equivalent to the expected term.

Risk Free Interest Rate. The risk free interest rate is based on the U.S. Treasury's zero coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock option awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the Company's actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Restricted Stock Units, Restricted Stock, Performance Share and Performance Share Units
A summary of the Company's RSU, RS, PS and PSU activity during the year ended December 31, 2015 is as follows:

	Shares	Weighted-average grant date fair value per share	Aggregate intrinsic value
	(dollars and shares in thousands, except per share amounts)
Nonvested at January 1, 2015	2,969	$80.59
Granted	1,563	92.73
Vested	(1,249)	73.67
Cancelled and forfeited	(266)	89.18
Nonvested at December 31, 2015	3,017	$90.95	$253,954

For the restricted stock units, restricted stock, performance shares and performance share units that vested during the years ended December 31, 2015, 2014 and 2013, the total intrinsic value was $118.2 million, $122.2 million and $145.3 million, respectively.

In accordance with the Bronto acquisition agreement, in the third quarter of 2015, the Company granted $15.0 million in restricted stock units to certain former employees of Bronto that were hired by the Company, and will grant another $10.0 million in restricted stock units on the one year anniversary of the close date to certain employees of the Company that are working on the Bronto business. The restricted stock units vest over four years in accordance with the terms of the Company's equity compensation plan. The fair value of the equity grants will be recognized as stock-based compensation expense in the Company's statement of operations over the four year vesting period.

Compensation expense for RSUs, restricted stock, PS and PSUs is determined based on the value of the underlying shares on the date of grant. The typical RSUs, restricted stock, PS and PSU fair value is based on market value of shares on the grant date (the intrinsic value). As of December 31, 2015, there were $173.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to RSUs, restricted stock, PSs and PSUs that is expected to be recognized over a weighted-average period of 2.8 years.

Reserved for Future Issuance
The Company has reserved the following shares of authorized but unissued common stock for future issuance:

December 31, 2015
(shares in thousands)
Options outstanding	1,848
RSUs, PSs, PSUs and restricted stock awards outstanding	3,017
Shares available for future grants	6,170
Total	11,037

Employee Stock Purchase Plan
In March 2015, the Company's Board of Directors adopted an employee stock purchase plan, and reserved 3,500,000 shares of the Company’s common stock for issuance. Under the ESPP, employees may purchase the Company’s common stock through accumulated payroll deductions. Stock purchase rights are granted to eligible employees during a six month offering period with a purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in one calendar year. The ESPP's initial purchase period began in November 2015 so no shares had been purchased or distributed as of December 31, 2015.

The Company uses the Black-Scholes pricing model to determine the fair value of ESPP grants. The fair value of each grant is estimated on the date of the grant. The weighted-average grant date fair value of shares granted and the range of assumptions using the model are as follows for the period presented:

Year ended December 31,
2015
Weighted-average fair value per share of grants	$84.94
Expected term	0.5 years
Expected volatility	29%
Risk-free interest rate	0.34%
Dividend yield	none

The assumptions are based on the following for each of the years presented:

Expected Term. The estimated life for the ESPP grants is estimated based on an actual analysis of expected life. The estimated life for shares issued pursuant to our ESPP is based on the six month term;

Volatility. The expected volatility being used is based on the Company's volatility over the historical period equivalent to the expected term.

Risk Free Interest Rate. The risk free interest rate is based on the U.S. Treasury's zero coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payments are amortized on a straight-line basis over the six month contribution period. If the Company's actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2015, there was $1.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to ESPP grants that are expected to be recognized over a weighted-average period of 0.3 years.

Note 14. Other Employee Benefits Plans

The Company has a defined contribution retirement plan ("the Plan") that covers substantially all domestic employees of the Company. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. During the years ended December 31, 2015 and 2014, the maximum annual employer contribution match was $6,000 and $4,000, respectively. The Company also contributes to various retirement plans for its employees outside the United States. The Company contributed $8.9 million, $5.3 million and $3.9 million to its various retirement plans for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company recorded a total of $300,000 in 2015, $97,000 in 2014 and $188,000 in 2013 in service and interest costs and actuarial losses relating to its statutory pension benefit obligation for its employees in Manila, Philippines. Included in long-term liabilities is the total unfunded projected benefit obligation for this plan which is approximately $842,000 and $574,000 as of December 31, 2015 and 2014, respectively. During fiscal years 2015, 2014 and 2013, the Company recorded $185,000, $186,000 and $126,000 respectively, in periodic benefit costs for this plan with a corresponding decrease in accumulated other comprehensive income.

Note 15. Income Taxes

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Income / (loss) before income taxes is as follows:
Domestic	$(131,015)	$(100,608)	$(76,715)
Foreign	653	2,737	7,205
Total	$(130,362)	$(97,871)	$(69,510)

Foreign income has decreased year over year as a result of the Company’s acquisition of foreign subsidiaries that generate losses. Due to the Company’s foreign mix of earnings, the Company’s net tax expense does not directly correlate to the overall foreign earnings.

The federal, state and foreign income tax provisions (benefit) for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Current taxes:
Federal	$—	$—	$—
State	130	6	(29)
Foreign	2,646	3,089	1,236
Total current taxes	$2,776	$3,095	$1,207
Deferred taxes:
Federal	$(7,074)	$240	$(974)
State	(756)	(36)	(70)
Foreign	(565)	(1,133)	736
Total deferred taxes	(8,395)	(929)	(308)
Total	$(5,619)	$2,166	$899

During the quarter ended June 30, 2015, the Company recorded approximately $8.3 million of additional net deferred tax liabilities related to the Bronto acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $8.3 million for 2015.

During the quarter ended March 31, 2013, the Company recorded approximately $1.1 million of additional net deferred tax liabilities related to the WH acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $1.1 million for 2013.

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013

Federal statutory income tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.2%	1.8%	(0.1)%
Foreign rate differential	(1.7)%	(2.3)%	(2.3)%
Share-based compensation	(7.3)%	(8.4)%	(8.7)%
Meals and entertainment	(0.3)%	(0.3)%	(0.3)%
Other permanent differences	(1.6)%	(2.3)%	(2.1)%
Valuation allowance	(20.0)%	(25.7)%	(22.8)%
Effective income tax rate	4.3%	(2.2)%	(1.3)%

  Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2015	2014
	(dollars in thousands)
Deferred tax assets:
Deferred revenue	$5,128	$5,146
Other reserves and accruals	15,258	12,878
Share-based compensation	23,468	20,675
Federal operating loss carryforwards	137,878	112,949
State and foreign net operating loss carryforwards	13,015	14,809
Research and development credits	3,814	3,840
Deferred tax assets	198,561	170,297
Deferred tax liabilities:
Property and equipment	$(1,105)	$(797)
Convertible debt	(11,822)	(16,348)
Acquired intangible assets	(9,974)	(4,598)
Goodwill	(1,195)	(670)
Deferred tax liabilities	(24,096)	(22,413)
Net deferred tax assets, before valuation allowance	174,465	147,884
Valuation allowance	(175,076)	(148,682)
Net deferred tax liabilities	$(611)	$(798)

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in 2015, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2015, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets in the U.S. and Japan due to continuing losses and therefore has recorded a valuation allowance to reduce the carrying value of these deferred tax assets to zero. The additional deferred tax assets relate to operations in foreign jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2015, the Company had approximately $865.0 million of consolidated federal net operating loss carryforwards and $328.4 million of California net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforwards expire in varying amounts between 2018 and 2035. The California net operating loss carryforwards expire in varying amounts between 2016 and 2035. The Company also had approximately $205.1 million of gross other state net operating loss carryforwards available to offset future taxable income which will expire in varying amounts between 2016 and 2035. In addition, there were $11.0 million of gross non-U.S. net operating loss carryforwards as of December 31, 2015, $5.8 million of which expire between 2017 and 2022 with the remaining carryforwards having an indefinite life.

The net operating losses include approximately $140.6 million relating to the tax benefit of stock option exercises that, when realized, will be recorded as a credit to additional paid-in capital. During 2015, the Company recorded approximately $242,000 of tax benefits related to stock-based compensation that were credited to stockholder's equity during the year.

The Company also had approximately $5.2 million of federal and $2.6 million of California research and development tax credit carryforwards at the end of 2015. The federal credits expire in varying amounts between 2019 and 2028. The California research credits do not expire. The foreign and other state research and development tax credit carryforwards are not material at the end of 2015.

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

The Company has not provided for U.S. income or foreign withholding taxes on its undistributed earnings from its non-U.S. operations as of December 31, 2015 because the Company intends to indefinitely reinvest such earnings offshore. The undistributed earnings are approximately $5.7 million. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. However, we estimate that liability to be approximately $2.0 million.

ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

The following table summarizes the activity related to unrecognized tax benefits for the periods presented:

	Years ended December 31,
	2015	2014	2013
	(dollars in thousands)

Beginning balance - unrecognized tax benefits, gross	$15,460	$3,653	$3,388
(Decrease) / Increases- related to prior year positions	(11,192)	8,552	300
(Decrease) / Increases- current year tax positions	91	3,374	—
(Decrease) / Increases- due to lapses	(242)	(119)	(31)
Other	(36)	—	(4)
Ending balance- unrecognized tax benefits, gross	$4,081	$15,460	$3,653

The state unrecognized tax benefits included in these amounts are reported gross instead of net of federal benefit.

The Company had gross unrecognized tax benefits of $4.1 million, $15.5 million and $3.7 million at December 31, 2015, 2014 and 2013 respectively. At December 31, 2015, 2014 and 2013, there were an estimated $114,000, $190,000 and $337,000, respectively of unrecognized tax benefit that if recognized would affect the annual effective tax rate. The change in unrecognized tax benefits in 2015 is primarily related to net operating losses that will never be used based on the outcome of California state litigation not involving the Company related to allowable apportionment methods used in calculating net operating losses, combined with a nominal change due to the expiration of certain statute of limitations and the net accrual for uncertain tax positions based upon the annual analysis. The change in unrecognized tax benefits in 2014 was primarily related to net operating losses that were not yet utilized to offset taxable income combined with a nominal change due to the expiration of certain statute of limitations and the net accrual for uncertain tax positions based upon the annual analysis. The change in 2013 was primarily due to the expiration of certain statute of limitations and the net accrual for uncertain tax positions based upon the annual analysis.

The Company does not anticipate material changes in the total amount of its unrecognized tax benefits within 12 months of the reporting date.

The Company accrues interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2015, the Company had $9,000 of accrued interest and penalties recorded on the balance sheet related to unrecognized tax benefits, and $43,000 as of December 31, 2014.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of our significant foreign jurisdictions, the 2009 through 2014 tax years remain subject to examination by their respective tax authorities. One of the Company’s Canadian subsidiaries is currently under examination. We do not anticipate any material adjustments to the financial statements as a result of this audit.

 Note 16. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is computed by giving effect to all potential dilutive shares of common stock, including options, restricted stock units ("RSUs"), performance share units ("PSUs"), performance shares ("PS"), employee stock purchase plan shares and convertible debt shares. Basic and diluted net loss per share of common stock were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per common share:

	December 31,
	2015	2014	2013
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss attributable to NetSuite Inc. common stockholders	$(124,743)	$(100,037)	$(70,409)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	78,521	76,174	74,085
Net loss per common share, basic and diluted	$(1.59)	$(1.31)	$(0.95)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2015	2014	2013
	(shares in thousands)
Options to purchase shares of common stock	2,130	2,102	2,196
Unvested RSUs, PSs, PSUs, restricted stock awards and ESPP shares	2,957	2,743	3,020
Total	5,087	4,845	5,216

The effect of the Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the year ended December 31, 2015, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 17. Related Party Transactions

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, an Executive Chairman of the Board of Oracle and a principal stockholder of Oracle Corporation. In October 2007, the Company entered into a perpetual license for the use of Oracle database and application server software on a certain number of individual computers, along with technical support. This software license and support agreement has been amended with the latest amendment occurring in February 2013. See Note 10 to the financial statements for the terms of this agreement.

Commencing in 2004, the Company entered into a verbal agreement with Oracle Racing, Inc. ("Oracle Racing"), a sailboat racing syndicate. Lawrence J. Ellison, is the primary source of funding for Oracle Racing. Under the terms of the agreement, the Company agreed to supply certain of its cloud-based application services to Oracle Racing in exchange for logo placement on the sailboats. In November 2011, the Company renewed its subscription and professional services agreement with Oracle Racing for an additional 40 months. According to the terms of the agreement, the Company will provide services to Oracle Racing through the end of the American Cup racing season in exchange for logo placement and other advertising services. The estimated value of the Company's services over the term of the agreement is $342,000. Oracle Racing values its service to be approximately $400,000 over the term of the agreement. Based on the pricing for similar licenses to unaffiliated third parties, the Company calculated the fair market value of the services provided to Oracle Racing to be approximately $67,000 and $62,000 for 2013 and 2012, respectively. The Company did not obtain an independent valuation of the logo placement rights received from Oracle Racing. Based on an estimate received from Oracle Racing, the Company determined the value of the logo placement on the sailboat to be approximately $33,000 during 2013 and 2012. The incremental cost to the Company of providing cloud-based services and the incremental cost to Oracle Racing of providing logo placement rights on the sailboat was nominal. For accounting purposes, total revenue and total costs related to the Oracle Racing agreement will be equal and will be recognized as revenue and expense, respectively, at historical cost. In connection with the license agreements discussed above, the Company recognized $19,000 and $15,000, respectively, in revenue for the years ended December 31, 2014 and 2013, respectively. During 2015, the Company received no payments from Oracle Racing and recognized $107,000 in revenue.

During the third quarter of 2015, the Company entered into a $875,000 sponsorship renewal agreement with Oracle Racing, Inc. The Company will recognize revenue related to this agreement based on the pricing for similar licenses to unaffiliated third parties.

The Company has entered into various software license agreements with Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, an Executive Chairman of the Board of Oracle and a principal stockholder of Oracle Corporation. The Company paid Oracle Corporation $3,000 and $90,000 during the years ended December 31, 2015 and 2014, respectively, for services it received. The Company received no payments from Oracle Corporation during the year ended December 31, 2015 and recognized no revenue during the period. However, during the year ended December 31, 2014, the Company received payments totaling $124,000 from Oracle Corporation for services it performed. The Company recognized $127,000 and $93,000 in revenue for the years ended December, 31, 2014 and 2013, respectively. As of December 31, 2015, the Company had no accounts receivable from Oracle Corporation.

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

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's Board of Directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of December 31, 2015, the Company had $532,000 in accounts receivable from other related parties not affiliated with Mr. Ellison.

Below is a summary of transactions between the Company and related parties other than Mr. Ellison during the years ended December 31,:

	2015	2014	2013
	(dollars in thousands)
Revenue earned from related party	$2,838	$3,264	$2,311
Fees NetSuite paid for services	$916	$918	$937

The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Cornerstone on Demand board of directors. During the second quarter of 2015, the Company entered into a $185,000 consulting agreement for the Company to provide services to Cornerstone on Demand. During the third quarter of 2015, the Company entered into a $245,000 agreement for Cornerstone on Demand to provide services to the Company. Further, during the fourth quarter of 2015, the Company entered into a $449,000 agreement for the Company to provide services to Cornerstone on Demand.

A member of the Company's Board of Directors, Deborah Farrington, is a Founder and General Partner in StarVest Partners. StarVest Partners is an investor in Veracode. During 2015, the Company entered into a $148,000 agreement for the Company to provide services to Veracode.

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
Management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Bronto Software, Inc. (Bronto”), a company which we acquired from the former stockholders of Bronto during the year ended December 31, 2015, as discussed in Note 3, “Business Combination,” to the Consolidated Financial Statements. During the year ended December 31, 2015, Bronto contributed approximately $22.1 million of revenue to the Company's total consolidated revenue. As of December 31, 2015, our total assets included $16.5 million which were specifically attributable to Bronto. We have included the financial results of Bronto in the consolidated financial statements from the date of acquisition.
The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015, issued by KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2015 (as defined in Rules 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
The information required by this item concerning our executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to NetSuite's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Financial Statements
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.
(b) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts
Schedule II
Valuation and Qualifying Accounts

		Additions
	Beginning balance	Charged to operations	Charged to deferred revenues	Write-offs	Ending balance
	(dollars in thousands)
Trade receivables allowance
Year ended December 31, 2015	$1,886	$2,293	$4,874	$(7,065)	$1,988
Year ended December 31, 2014	833	1,446	4,196	(4,589)	1,886
Year ended December 31, 2013	$701	$1,041	$1,902	$(2,811)	$833

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(c) Exhibits
We have filed, or incorporated into the Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 23, 2016

NETSUITE INC.

By:	/S/ Zachary Nelson
Zachary Nelson
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that the individuals whose signatures appear below constitute and appoint Zachary Nelson, Ronald Gill and Douglas P. Solomon, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Zachary Nelson	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2016
Zachary Nelson
/S/ Ronald Gill	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2016
Ronald Gill
/S/ James McGeever	Director	February 23, 2016
James McGeever
/S/ William L. Beane III	Director	February 23, 2016
William L. Beane III
/S/ Deborah Farrington	Director	February 23, 2016
Deborah A. Farrington
/S/ Evan Goldberg	Director	February 23, 2016
Evan M. Goldberg
/S/ Steve Gomo	Director	February 23, 2016
Steven Gomo
/S/ Kevin Thompson	Director	February 23, 2016
Kevin Thompson
/S/ Catherine R. Kinney	Director	February 23, 2016
Catherine R. Kinney
/S/ Edward Zander	Director	February 23, 2016
Edward J. Zander

Exhibit Index
The following exhibits are incorporated by reference or filed herewith.

Exhibit number	Description
2.1
Agreement and Plan of Merger, by and between the Registrant, Broadway Merger Sub I, Inc., Broadway Merger Sub II, LLC, Bronto Software, Inc., and Joseph Colopy, as Securityholder Representative, dated April 22, 2015 (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed on April 23, 2015).

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

10.4+	2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 1, 2008).

10.5+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on October 15, 2015).

10.6+
OpenAir, Inc. 2008 Restricted Stock Unit Plan and forms of agreement thereunder (incorporated by reference to Exhibits 10.5 and 10.6 of Registrant's Quarterly Report on Form 10-Q filed on August 13, 2008).

10.7+	Offer Letter Agreement by and between the Registrant and Zachary Nelson effective July 1, 2007 (incorporated by reference to Exhibit 10.6 of Registrant's Form S-1 Registration No. 333-144257).

10.8+	Offer Letter Agreement by and between the Registrant and Evan M. Goldberg effective July 1, 2007 (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1 Registration No. 333-144257).

10.9+	Offer Letter Agreement by and between the Registrant and James McGeever effective March 2, 2011.

10.10+	Letter Agreement by and between Marc Huffman and Registrant effective May 1, 2014 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on May 6, 2014).

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

10.16
Eighth Amendment to the Office Lease Agreement by and between the Registrant and Hudson Peninsula Office Park, LLC dated May 8, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2015).

10.17	Distribution Agreement by and between the Registrant and NetSuite KK dated March 8, 2006 (incorporated by reference to Exhibit 10.14 of Registrant's Form S-1 Registration No. 333-144257).

10.18	Software License Agreement by and between the Registrant and Oracle USA, Inc. dated May 11, 2007 (incorporated by reference to Exhibit 10.19 of Registrant's Form S-1 Registration No. 333-144257).

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