Form 10-Q
period 2016-03-31
NETSUITE INC
filed 2016-05-03
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☒

On April 29, 2016, 80,439,651 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$309,151	$289,966
Short-term marketable securities	73,680	74,748
Accounts receivable, net of allowances of $2,824 and $1,988 as of March 31, 2016 and December 31, 2015, respectively	162,795	176,720
Deferred commissions	67,097	69,579
Other current assets	57,738	44,087
Total current assets	670,461	655,100
Marketable securities, non-current	4,471	13,875
Property and equipment, net	95,278	89,643
Deferred commissions, non-current	16,345	15,287
Goodwill	300,261	291,956
Other intangible assets, net	58,471	60,980
Other assets	10,176	10,756
Total assets	$1,155,463	$1,137,597
Liabilities and total equity
Current liabilities:
Accounts payable	$3,039	$3,545
Deferred revenue	418,229	404,986
Accrued compensation	51,610	55,586
Accrued expenses	35,664	37,901
Other current liabilities (including note payable to related party of $2,934 and $2,901 as of March 31, 2016 and December 31, 2015, respectively)	24,093	17,032
Total current liabilities	532,635	519,050
Long-term liabilities:
Convertible 0.25% senior notes, net	278,031	274,576
Deferred revenue, non-current	20,678	22,743
Other long-term liabilities (including note payable to related party of $2,281 and $3,027 as of March 31, 2016 and December 31, 2015, respectively)	15,382	15,027
Total long-term liabilities	314,091	312,346
Total liabilities	846,726	831,396
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 80,405,819 and 79,802,618 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	804	798
Additional paid-in capital	1,023,512	992,362
Accumulated other comprehensive loss	(11,884)	(13,009)
Accumulated deficit	(703,695)	(673,950)
Total equity	308,737	306,201
Total liabilities and total equity	$1,155,463	$1,137,597
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016		2015
Revenue:
Subscription and support		$173,334		$132,974
Professional services and other		43,244		31,843
Total revenue		216,578		164,817
Cost of revenue:
Subscription and support		29,791		20,990
Professional services and other		42,061		31,371
Total cost of revenue		71,852		52,361
Gross profit		144,726		112,456
Operating expenses:
Product development		37,852		29,719
Sales and marketing		109,691		83,254
General and administrative		22,294		18,433
Total operating expenses		169,837		131,406
Operating loss		(25,111)		(18,950)
Other income / (expense), net:
Interest income		151		103
Interest expense		(3,750)		(3,633)
Other income, net		158		2
Total other income / (expense), net		(3,441)		(3,528)
Loss before income taxes		(28,552)		(22,478)
Provision for income taxes		1,193		235
Net loss		$(29,745)		$(22,713)
Net loss per common share, basic and diluted	$(0.37)		$(0.29)
Weighted average number of shares used in computing net loss per share	80,086		77,276

Comprehensive loss:
Foreign currency translation gain / (loss), net of taxes		966		(3,998)
Unrealized gain on marketable securities		90		16
Accumulated pension liability		69		49
Comprehensive loss		$(28,620)		$(26,646)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,745)	$(22,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,909	6,500
Amortization of other intangible assets	4,906	3,097
Amortization of debt discount and transaction costs	3,455	3,294
Provision for accounts receivable allowances	850	347
Stock-based compensation	29,354	25,069
Amortization of deferred commissions	28,705	22,349
Excess tax benefit on stock-based compensation	(6)	(55)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	13,173	16,134
Deferred commissions	(27,280)	(20,108)
Other current assets	(13,075)	(8,271)
Other assets	814	466
Accounts payable	5	(865)
Accrued compensation	(4,420)	(6,449)
Deferred revenue	10,673	8,940
Other current liabilities	4,130	401
Other long-term liabilities	866	(169)
Net cash provided by operating activities	31,314	27,967
Cash flows from investing activities:
Purchases of property and equipment	(13,204)	(11,764)
Capitalized internal use software	(538)	(936)
Cash paid in business combination, net of amounts received	(9,269)	—
Purchases of marketable securities	(33,100)	(33,798)
Maturities of marketable securities	35,685	45,573
Sales of marketable securities	7,780	104
Net cash used in investing activities	(12,646)	(821)
Cash flows from financing activities:
Payments under capital leases	(16)	(51)
Payments under capital leases and long-term debt - related party	(713)	(682)
Payments related to business combinations	—	(600)
RSUs acquired to settle employee withholding liability	(53)	(6,818)
Excess tax benefit on stock-based compensation	6	55
Proceeds from issuance of common stock	1,657	1,060
Net cash provided by / (used in) financing activities	881	(7,036)
Effect of exchange rate changes on cash and cash equivalents	(364)	(1,045)
Net change in cash and cash equivalents	19,185	19,065
Cash and cash equivalents at beginning of period	289,966	367,769
Cash and cash equivalents at end of period	$309,151	$386,834
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$67	$98
Cash paid for interest to other parties	$38	$49
Cash paid for income taxes, net of tax refunds	$773	$425
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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance: Compensation-Stock Compensation: Improvements to Employee Share-Based Payment. The guidance simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

In February 2016, the FASB issued new accounting guidance: Leases. The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company has elected not to early adopt and is evaluating the potential impact on the Company's condensed consolidated financial statements.

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

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue includes fees generated from training and consulting services such as business process mapping, configuration, data migration and integration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 85% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of March 31, 2016 and December 31, 2015, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of March 31, 2016 and December 31, 2015, long-lived assets located outside the United States totaled $27.6 million and $21.4 million, respectively.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
United States	$162,480	$121,379
International	54,098	43,438
Total revenue	$216,578	$164,817

Percentage of revenue generated outside of the United States	25%	26%

No single country outside the United States represented more than 10% of revenue during the three months ended March 31, 2016 or 2015.

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

Business Combinations

MSC

On February 26, 2016, the Company acquired certain assets and assumed certain obligations from an on-demand manufacturing software company ("MSC"), a private company that provides its customers with resource planning, production scheduling and quality management services. MSC functionality will be added to the Company's existing solution. Beginning in the first quarter of 2016, MSC assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $9.3 million in cash. Of the consideration paid, $1.1 million is being held in escrow for up to 24 months following the close of the transaction in the event of certain breaches of representations, and warranties. Additionally, $400,000 of the total consideration is being held in escrow for potential tax obligations covered in the purchase agreement. Acquisition related transaction costs amounted to $714,000 in the period ended March 31, 2016, and are reflected as general and administrative expense in the statement of operations.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. Methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings approach for developed technology and the with-and-without approach for customer relationships. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work-force in accordance with generally accepted accounting principles. $7.8 million of the acquired MSC goodwill is expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisition.

The following table summarizes the preliminary allocation of the consideration to the fair value of assets acquired and liabilities assumed at the acquisition date:

(dollars in thousands)
Developed technology	$1,500
Customer relationships	250
Goodwill	7,753
Other assets / liabilities, net	(234)
Fair value of assets acquired and liabilities assumed	$9,269

The Company will amortize certain intangible assets on a straight-line basis over the following periods:

	Fair Value Amount	Useful Life
	(dollars in thousands)	(in years)
Developed technology	$1,500	5
Customer relationships	250	4

The initial accounting for MSC accounts receivable, intangible assets, other customer related liabilities, and vendor obligations is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the MSC acquisition which could result in an adjustment to the acquisition price allocation.

Comparative pro forma financial information for this acquisition has not been presented because MSC historical financial results are not material to the Company's condensed consolidated results of operations.

Goodwill

The following table details the Company's goodwill activity during the three months ended March 31, 2016:

(dollars in thousands)
Balance as of January 1, 2016	$291,956
Acquisition of MSC	7,753
Other adjustments to goodwill	(713)
Foreign exchange adjustment	1,265
Balance as of March 31, 2016	$300,261

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

Cash equivalents and Marketable securities consist of the following investments:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$22,152	$—	$—	$22,152
Commercial paper	15,695	1	—	15,696
Marketable securities:
Commercial paper	34,127	15	—	34,142
Corporate notes and obligations	12,266	2	—	12,268
U.S. agency bonds	5,407	—	(7)	5,400
U.S. treasury securities	26,347	—	(6)	26,341
Total	$115,994	$18	$(13)	$115,999

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$16,092	$—	$—	$16,092
Commercial paper	10,998	—	—	10,998
Marketable securities:
Commercial paper	33,170	—	—	33,170
Corporate notes and obligations	12,402	—	(13)	12,389
U.S. agency bonds	11,410	—	(25)	11,385
U.S. treasury securities	31,727	—	(48)	31,679
Total	$115,799	$—	$(86)	$115,713

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of March 31, 2016. The Company expects to receive the full principal and interest on the following cash equivalents and marketable securities as of March 31, 2016:

Fair Value
(in thousands)
Due within one year	$111,528
Due within two years	4,471
Total	$115,999

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

The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$271,303	$—	$—	$271,303	$262,876	$—	$—	$262,876
Money market funds	22,152	—	—	22,152	16,092	—	—	16,092
Commercial paper	—	15,696	—	15,696	—	10,998	—	10,998
Marketable securities
Commercial paper	—	34,142	—	34,142	—	33,170	—	33,170
Corporate notes and obligations	—	12,268	—	12,268	—	12,389	—	12,389
U.S. agency bonds		5,400	—	5,400	—	11,385	—	11,385
U.S. treasury securities	26,341	—	—	26,341	31,679	—	—	31,679
Foreign exchange contracts	—	—	—	—	—	384	—	384
Total	$319,796	$67,506	$—	$387,302	$310,647	$68,326	$—	$378,973

Liabilities:
Foreign exchange contracts	$—	$1,767	$—	$1,767	$—	$—	$—	$—
Total	$—	$1,767	$—	$1,767	$—	$—	$—	$—

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the three months ended March 31, 2016, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $111.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of March 31, 2016 and December 31, 2015, the Company had the following outstanding foreign exchange forward contracts:

	March 31, 2016		December 31, 2015
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$16,376	$8,929	$16,959	$9,183
Euro	16,033	2,303	13,364	2,245
Australian dollar	13,850	7,653	17,148	6,953
Philippines peso	9,660	9,660	9,560	9,560
Czech crown	6,790	6,310	6,621	6,320
Japan yen	4,625	—	4,435	—
Canadian dollar	4,521	3,327	5,488	4,034
New Zealand dollar	702	326	505	—
Mexican peso	259	119	387	252
Total	$72,816	$38,627	$74,467	$38,547

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$—	$384	Other current liabilities	$1,767	$—
Total		$—	$384		$1,767	$—

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Three Months Ended March 31,
Derivatives and forward contracts		2016	2015
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	(1,163)	1,226
Total		$(1,163)	$1,226

The Company has entered into its foreign exchange contracts with multiple counterparties. During the periods such contracts are open, the Company is subject to a potential maximum amount of loss due to credit risk equal to the gross fair value of the derivative instrument, if the counterparties to the instruments failed completely to perform according to the terms of the contracts. The agreements with the counterparties do not require either party to provide collateral to mitigate the credit risk of the agreements.

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Accrued estimated losses included in the financial statements as of March 31, 2016 are negligible.

During the three months ended March 31, 2016, the Company entered into various office space leases to expand its operations primarily in the United Kingdom and Australia. The corresponding lease terms for these agreements expire at various dates through 2024. The Company will pay a total of $10.2 million, net of any lessor lease incentives, over the corresponding lease terms for additional office space.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2016	$10,835
2017	24,028
2018	24,042
2019	22,633
2020	18,489
Thereafter	34,582
Future minimum lease payments	$134,609

Note 5. Stock-based Compensation

During the first quarter of 2016, the Company's Board of Directors set the performance goals for 41,635 performance shares (“PS”), with a fair value of $53.66 per share, that were included in the 2015 PS grant to selected executives and other key employees. The PS vesting is contingent upon the Company meeting certain company-wide revenue performance goals (performance-based) in 2016. These shares are subject to term vesting conditions. The PS fair value and the related stock-based compensation expense were determined based on the value of the underlying shares on February 9, 2016 when the performance goals were established and will be recognized over the vesting term. During the interim financial periods, management estimates the probable number of PS that will be granted until the achievement of the performance goals are known at December 31, 2016.

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

As of March 31, 2016, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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

In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component which offset the convertible notes are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. The Notes consisted of the following as of March 31, 2016:

	March 31, 2016	December 31, 2015
	(in thousands)
Equity component (1)	$60,931	$60,931
Liability component:
Principal	$310,000	$310,000
Less: debt discount, net	(28,922)	(32,045)
Less: unamortized transaction costs	(3,047)	(3,379)
Net carrying amount	$278,031	$274,576

Fair value - level 2	$297,693	$307,024
(1) Included in the consolidated balance sheets within additional paid-in capital, net of the $1.7 million in equity issuance costs.

To comply with the recent FASB accounting guidance, effective in the first quarter of 2016, the Company changed the presentation of unamortized transaction costs on the balance sheets from being presented in other long term assets to a direct deduction from the convertible debt liability. The Company also retrospectively changed its December 31, 2015 balance sheet for this presentation. The Notes are carried at face value less any unamortized debt discount and transaction costs, and also require disclosure of an estimate of fair value. The Company considers the fair value of the Notes at each balance sheet date to be a level 2 measurement because it is determined based on a recent quoted market price or dealer quote for the Notes. The Notes quoted market price or dealer quote is based on the trading price of the Company's common stock and market activity that is less than an active exchange.

As of March 31, 2016, the remaining life of the Notes is approximately 2.2 years. The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Contractual interest expense	$194	$194
Amortization of debt issuance costs	333	318
Amortization of debt discount	3,122	2,976
Total	$3,649	$3,488

Effective interest rate	5.4%

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

As of March 31, 2016, the Company had net deferred tax asset in foreign jurisdictions of approximately $550,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets and the deferred tax asset related to the Canadian Scientific Research and Developmental "SR&ED" that exceeds the current utilization.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of March 31, 2016, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to the carry forward of net operating losses, the Company's income tax returns generally remain subject to examination by federal and most state tax authorities. In most of the Company's significant foreign jurisdictions, 2009 through the current taxable year remain subject to examination by their respective tax authorities.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Three Months Ended March 31,
	2016	2015
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(29,745)	$(22,713)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	80,086	77,276
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.29)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Three Months Ended March 31,
	2016	2015
	(Shares in thousands)
Options to purchase shares of common stock	1,790	2,168
Unvested RSUs, PSUs, PS and ESPP awards	3,124	2,886
Total	4,914	5,054

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the three months ended March 31, 2016, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 9. Related Party Transactions

The Company has entered into various software license agreements with Oracle USA, Inc., an affiliate of Oracle Corporation. Lawrence J. Ellison, who beneficially owns a significant portion of the Company’s common stock, is the Chief Technology Officer, a director and a principal stockholder of Oracle Corporation.

On February 28, 2013, the Company entered into the third amendment to the perpetual software license agreement with Oracle USA ("Amendment"). The Amendment provides for a 48 month extension to the May 2010 second amendment to the Oracle unlimited license agreement. The Amendment provides that the Company will pay a one-time fee of $13.1 million to extend the term for unlimited licenses from May 31, 2014 to May 31, 2018. The Amendment also provides for technical support services. The Company paid $2.4 million for the support services from February 28, 2013 to February 27, 2014. During the first quarters of 2015 and 2016, the Company renewed the support service agreement for $4.3 million per annum and may renew support services for the 2017 annual period at the same rate. The support services to be provided to the Company by Oracle automatically renew unless the Company provides written notice of cancellation at least 60 days prior to the support renewal date. The Company financed the license fees due under the Amendment pursuant to a note issued to Oracle Credit Corporation. The note bears interest at a rate of 2.00% per annum with payments scheduled over the term of the amendment. The Company discounted the note at a rate of 4.5% because it approximates the interest rate the Company would obtain on the open market. The $12.4 million discounted note value was recorded as an asset addition to property and equipment that will be depreciated over seven years.

Future debt payments under notes payable as of March 31, 2016 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2016	$2,339
2017	3,119
Future debt payments	5,458
Amount representing interest	243
Present value of future debt payments	$5,215

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
License fee	$713	$682
Support	1,075	1,075
Interest	67	98
Total paid	$1,855	$1,855

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended March 31, 2016, the Company received negligible payments from Oracle Corporation and received payments totaling $131,000 during the same period in 2015 for services it performed.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of March 31, 2016, the Company's accounts receivable related to these customers totaled $1.1 million. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Revenue earned from related party	$741	$784
Fees NetSuite paid for services	$206	$31

The Company's President, Worldwide Sales and Distribution, Marc Huffman, is a member of the ChannelAdvisor board of directors. During the first quarter of 2016, the Company entered into a $219,000 agreement for the Company to provide services to ChannelAdvisor.
A member of the Company's board of directors, William Beane III, is the General Manager of the Oakland Athletics. During the first quarter of 2016, the Company entered into a $510,000 amendment to the agreement with the Oakland Athletics to purchase in-stadium sponsorship.

Note 10. Subsequent Event

On April 1, 2016, the Company acquired all of the outstanding equity interests of a professional services firm ("PSF"), a private company that provides software implementation and support services to its customers. The PSF employees will join the Company's existing professional services team. On the closing date, the Company paid approximately $9.7 million in cash. Of the consideration paid, $1.4 million is being held in escrow for up to 15 months following the close of the transaction in the event of certain breaches of representations, warranties and potential tax obligations covered in the purchase agreement.

On April 1, 2016, the Company's Board of Directors granted selected executives and other key employees 236,586 performance share units ("PSUs") whose vesting is contingent upon the Company's performance in comparison to certain indexed companies' performance over a three year period. In March 2019, the Company will determine the number of shares the participants will receive. The fair value and the related stock-based compensation expense of performance-based PSUs are determined based on the value of the underlying shares on the date of grant and will be recognized over the performance term. Management estimates the probable number of PSUs that will be granted until the achievement of the performance goals is known by the end of the three year performance period. The fair value of market-based PSUs on the date of grant (measurement date) is calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the indexed companies.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 24, 2016. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the integration of acquired companies; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Overview

NetSuite Inc. ("NetSuite" or the "Company") is the industry's leading provider of cloud-based financials / Enterprise Resource Planning (“ERP”) and omnichannel commerce software suites.  In addition, we offer a broad suite of applications, including financial management, Customer Relationship Management (“CRM”), ecommerce and retail management, commerce marketing automation, Professional Services Automation (“PSA”) and Human Capital Management ("HCM") that enables companies to manage most of their core business operations in our single integrated suite.  Our "real-time dashboard" technology provides an easy-to-use view into up-to-date, role-specific business information.  We also offer customer support and professional services related to the support and implementation of our suite of applications.  We deliver our suite over the Internet as a subscription service using the software-as-a-service ("SaaS") model.

Our headquarters are located in San Mateo, California. We were incorporated in California in September 1998 and reincorporated in Delaware in November 2007. We conduct business worldwide, with international locations in Canada, Europe, Asia, Australia and Uruguay.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended March 31, 2016, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of March 31, 2016, we had deferred revenue of $438.9 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
United States	$162,480	$121,379
International	54,098	43,438
Total revenue	$216,578	$164,817

Percentage of revenue generated outside of the United States	25%	26%

Employees

The number of full-time employees as of March 31, 2016 was 4,682 as compared to 4,603 at December 31, 2015 and 3,585 at March 31, 2015. As of March 31, 2016, our headcount included 1,400 employees in sales and marketing; 1,770 employees in operations, professional services, training and customer support; 1,059 employees in product development; and 453 employees in a general and administrative capacity.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K filed on February 24, 2016 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Revenue:
Subscription and support	$173,334	$132,974
Professional services and other	43,244	31,843
Total revenue	216,578	164,817
Cost of revenue (1):
Subscription and support	29,791	20,990
Professional services and other	42,061	31,371
Total cost of revenue	71,852	52,361
Gross profit	$144,726	$112,456
Gross margin	67%	68%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$3,772	$2,513
Professional services and other	2,647	2,796
	$6,419	$5,309

Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Revenue for the three months ended March 31, 2016 increased $51.8 million, or 31%, compared to the same period in 2015.

Subscription and support revenue: Subscription and support revenue for the three months ended March 31, 2016 increased $40.4 million, or 30%, compared to the same period in 2015. The increase was primarily the result of a $33.8 million increase in revenue resulting from the acquisition of new customers and a $6.6 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld. Additionally, Subscription and support revenue for the first quarter of 2016 also includes $11.2 million in revenue related to Bronto which was acquired in June 2015.

Professional services and other revenue: Professional services and other revenue for the three months ended March 31, 2016 increased $11.4 million, or 36%, compared to the same period in 2015. The increase was primarily the result of a $23.9 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $12.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2015 that did not recur for those customers in 2016. Overall, our billable professional services hours increased during the three months ended March 31, 2016 as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly. Additionally, professional services and other revenue for the first quarter of 2016 also includes $1.3 million in revenue related to Bronto which was acquired in June 2015

Revenue generated outside of the United States was $54.1 million, or 25%, of our total revenue for the three months ended March 31, 2016, as compared to $43.4 million, or 26%, for the same period in 2015. Revenue generated outside the United States increased primarily as a result of our increased presence in Europe. The revenue generated outside the United States as a percentage of total revenue decreased because our United States market presence expanded at a higher rate than outside the United States during the first quarter of 2016.

Cost of revenue for the three months ended March 31, 2016 increased $19.5 million, or 37%, compared to the same period in 2015.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended March 31, 2016 increased $8.8 million, or 42%, compared to the same period in 2015. The increase was primarily the result of a $5.0 million increase in data center production costs, a $3.3 million increase in personnel costs and a $500,000 increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended March 31, 2016 increased $10.7 million, or 34%, compared to the same period in 2015. The increase was primarily the result of an $8.9 million increase in personnel costs and a $1.8 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 67% during the three months ended March 31, 2016 from 68% during the same period in 2015. Our gross margin decreased due to an increase in the mix of professional service business which delivers a lower gross margin than subscription revenue. Additionally, our gross margin decreased from the same period in 2015 due to an increase in data center production costs associated with an expansion of our production environment to increase capacity, and an increase in amortization of intangible assets resulting from business combinations.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$37,852	17%	$29,719	18%
Sales and marketing	109,691	51%	83,254	51%
General and administrative	22,294	10%	18,433	11%
Total operating expenses	$169,837	78%	$131,406	80%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Product development	$9,485	$7,784
Sales and marketing	11,495	9,271
General and administrative	7,885	6,074
Total	$28,865	$23,129

Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Product development expenses for the three months ended March 31, 2016 increased $8.1 million, or 27%, as compared to the same period in 2015. The increase was primarily the result of a $5.8 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.7 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses related to our product development increased by $2.3 million due to an increase in costs associated with our global expansion.

Sales and marketing expenses for the three months ended March 31, 2016 increased $26.4 million, or 32%, as compared to the same period in 2015. The increase was primarily the result of a $19.5 million increase in personnel costs, a $2.5 million increase in marketing and other operating expenses, a $2.6 million increase in IT, facility and recruiting costs and a $1.8 million increase in sales related expenses. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $1.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because we attended more trades shows, and increased our media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion. Sales related costs include an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions.

General and administrative expenses for the three months ended March 31, 2016 increased $3.9 million, or 21%, as compared to the same period in 2015. The increase was primarily the result of a $2.6 million increase in personnel costs and a $1.2 million increase in other operating expenses. The increase in personnel costs resulted from an increase in headcount, an increase in incentive pay and an increase in other personnel costs. Additionally, personnel costs includes a $1.2 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased due to an increase in business combination transaction costs and other operating expenses.

Non-operating Items

Non-operating items, including interest income and expense, other income, net and income taxes were as follows for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$151	—%	$103	—%
Interest expense	(3,750)	(2)%	(3,633)	(2)%
Other income, net	158	—%	2	—%
Provision for income taxes	1,193	1%	235	—%

During the three months ended March 31, 2016, our income tax provision increased from the same period in the prior year because in 2016 we recorded additional taxes in connection with our foreign subsidiaries' operations.

Liquidity and Capital Resources

As of March 31, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $309.2 million, marketable securities totaling $78.2 million and $162.8 million in accounts receivable, net of allowance.

In the three months ended March 31, 2016, cash flows from operations were $31.3 million.

A summary of our cash flow activities was as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$31,314	$27,967
Net cash used in investing activities	(12,646)	(821)
Net cash provided by / (used in) financing activities	881	(7,036)
Effect of exchange rate changes on cash and cash equivalents	(364)	(1,045)
Net change in cash and cash equivalents	$19,185	$19,065

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the three months ended March 31, 2016 increased from the same period in 2015 primarily due to a $9.3 million cash payment associated with our February 2016 acquisition of a manufacturing software company ("MSC"), a $1.5 million decrease in cash receipts from marketable securities activity due to the timing of investment purchases, sales and maturities and a $1.0 million increase in capital expenditures for property and equipment.

Cash provided by / (used in) financing activities for the three months ended March 31, 2016 changed from the same period in 2015 due to a $6.8 million decrease in RSUs acquired to settle employee withholding liabilities.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the three months ended March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the three months ended March 31, 2016, we entered into various office space leases to expand its operations primarily in the United Kingdom and Australia. The corresponding lease terms for these agreements expire at various dates through 2022. We will pay a total of $10.2 million, net of any lessor lease incentives, over the corresponding lease terms for additional office space.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $309.2 million and marketable securities of $78.2 million as of March 31, 2016. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of March 31, 2016, the fair value of the Notes was $297.7 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the three months ended March 31, 2016, the U.S. dollar weakened by 3.6% against the foreign currencies in which our operational expenses are denominated when compared to the same period in the prior year. For the three months ended March 31, 2016, the fluctuation in foreign currency rates reduced our net losses by approximately $1.6 million.

During the three months ended March 31, 2016, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of March 31, 2016 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $29.7 million for the three months ended March 31, 2016. As of that date, our accumulated deficit was $703.7 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

We host our services, serve our customers and support our operations primarily from California-based data centers, which we operate in conjunction with CenturyLink. However, we host our NetSuite OpenAir applications from a Massachusetts-based data center, which we also operate in conjunction with CenturyLink. We also operate some customer and partner accounts along with Release Preview and trial accounts from a Massachusetts-based data center, which we operate in conjunction with CenturyLink. In 2015, we added a data center facility located in Washington, which we also operate in conjunction with CenturyLink. The Bronto applications are hosted at data center that we operate in conjunction with TierPoint. The OrderMotion applications are hosted from a Texas-based data center which we operate in conjunction with RackSpace. The LightCMS applications are hosted from a data center which we operate in conjunction with CenturyLink. The Tribe HR applications are hosted from a Canada-based data center which we operate in conjunction with VM Farms. We do not have sole control over the operations of these facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. As part of our current disaster recovery arrangements, the California data center serves as back-up for Massachusetts and Washington; while the Massachusetts data center serves as backup for California. In particular, our California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. Likewise, facilities operated on the East coast of the United States are susceptible to hurricanes, winter storms and other regionally disruptive events. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. In October 2015, we announced the opening of two European data center deployments in Amsterdam, Netherlands and Dublin, Ireland which are both operated in conjunction with Equinix. For purposes of disaster recovery, the Netherlands and Ireland locations serve as back-up for one another.

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

Our customer agreements provide service-level commitments. If we are unable to meet the stated service-level commitments or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future services. Our revenue could be significantly impacted if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. In light of our historical experience with meeting our service level commitments, our accrued liability related to such obligations in the accompanying consolidated financial statements is negligible. Our service-level commitment to customers is generally 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers for the value of an entire month of their subscription fees, not just the value of the subscription fee for the period of the downtime.

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

At our product development facility in the Czech Republic, we participated in a government subsidy program for employing local residents. Under the program, the Czech Republic government would reimburse us for certain operating expenses we incur. The reimbursements were based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. In the second quarter of 2015, we reached the program's reimbursement limit. As of March 31, 2016, no reimbursements were due from the Czech government. The Czech Republic government determined if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 39.8% of our common stock as of March 31, 2016. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 45.4% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and Executive Chairman of the Board of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2016, we had a total of 80,405,819 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 60.2% of our outstanding shares as of March 31, 2016, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-

whole fundamental change, which may cause our existing stockholders to experience additional dilution. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate the holders of the Notes for any lost value of their Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $275.00 per share or less than $86.00 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed shares of common stock, subject to adjustment pursuant to the terms of the Notes.

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

10.1
Severance and Change of Control Agreement by and between the Registrant and Michael Forman (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on  March 24, 2016)

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

Date:	May 3, 2016	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer