Form 10-Q
period 2016-06-30
NETSUITE INC
filed 2016-08-02
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☒

On July 29, 2016, 80,928,937 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$317,510	$289,966
Short-term marketable securities	90,185	74,748
Accounts receivable, net of allowances of $3,216 and $1,988 as of June 30, 2016 and December 31, 2015, respectively	177,088	176,720
Deferred commissions	68,974	69,579
Other current assets	47,325	44,087
Total current assets	701,082	655,100
Marketable securities, non-current	2,972	13,875
Property and equipment, net	95,563	89,643
Deferred commissions, non-current	17,553	15,287
Goodwill	305,705	291,956
Other intangible assets, net	55,158	60,980
Other assets	11,010	10,756
Total assets	$1,189,043	$1,137,597
Liabilities and total equity
Current liabilities:
Accounts payable	$9,976	$3,545
Deferred revenue	436,677	404,986
Accrued compensation	54,868	55,586
Accrued expenses	34,106	37,901
Other current liabilities (including note payable to related party of $2,967 and $2,901 as of June 30, 2016 and December 31, 2015, respectively)	16,295	17,032
Total current liabilities	551,922	519,050
Long-term liabilities:
Convertible 0.25% senior notes, net	281,540	274,576
Deferred revenue, non-current	26,813	22,743
Other long-term liabilities (including note payable to related party of $1,527 and $3,027 as of June 30, 2016 and December 31, 2015, respectively)	14,783	15,027
Total long-term liabilities	323,136	312,346
Total liabilities	875,058	831,396
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 80,921,604 and 79,802,618 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	809	798
Additional paid-in capital	1,068,920	992,362
Accumulated other comprehensive loss	(14,306)	(13,009)
Accumulated deficit	(741,438)	(673,950)
Total equity	313,985	306,201
Total liabilities and total equity	$1,189,043	$1,137,597
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2016		2015		2016		2015
Revenue:
Subscription and support		$353,528		$273,896		$180,194		$140,922
Professional services and other		93,821		68,201		50,577		36,358
Total revenue		447,349		342,097		230,771		177,280
Cost of revenue:
Subscription and support		61,809		43,444		32,018		22,454
Professional services and other		94,148		68,058		52,087		36,687
Total cost of revenue		155,957		111,502		84,105		59,141
Gross profit		291,392		230,595		146,666		118,139
Operating expenses:
Product development		77,449		62,256		39,597		32,537
Sales and marketing		227,005		179,057		117,314		95,803
General and administrative		45,513		44,075		23,219		25,642
Total operating expenses		349,967		285,388		180,130		153,982
Operating loss		(58,575)		(54,793)		(33,464)		(35,843)
Other income / (expense), net:
Interest income		354		216		203		113
Interest expense		(7,547)		(7,153)		(3,797)		(3,520)
Other income, net		465		(264)		307		(266)
Total other income / (expense), net		(6,728)		(7,201)		(3,287)		(3,673)
Loss before income taxes		(65,303)		(61,994)		(36,751)		(39,516)
Provision for income taxes		2,185		(6,994)		992		(7,229)
Net loss		$(67,488)		$(55,000)		$(37,743)		$(32,287)
Net loss per common share, basic and diluted	$(0.84)		$(0.71)		$(0.47)		$(0.41)
Weighted average number of shares used in computing net loss per share	80,364		77,627		80,641		77,975

Comprehensive loss:
Foreign currency translation gain / (loss), net of taxes		(1,569)		(1,411)		(2,535)		2,587
Unrealized gain on marketable securities		134		16		44		—
Accumulated pension liability		138		98		69		49
Comprehensive loss		$(68,785)		$(56,297)		$(40,165)		$(29,651)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(67,488)	$(55,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,224	13,420
Amortization of other intangible assets	9,658	6,817
Amortization of debt discount and transaction costs	6,964	6,641
Provision for accounts receivable allowances	1,347	496
Stock-based compensation	64,066	53,288
Amortization of deferred commissions	58,635	46,164
Excess tax benefit on stock-based compensation	(79)	(223)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(1,332)	4,557
Deferred commissions	(60,314)	(48,072)
Other current assets	(2,310)	1,488
Other assets	(87)	(8,216)
Accounts payable	5,489	318
Accrued compensation	(908)	(3,682)
Deferred revenue	35,165	29,435
Other current liabilities	(1,384)	4,251
Other long-term liabilities	1,321	192
Net cash provided by operating activities	67,967	51,874
Cash flows from investing activities:
Purchases of property and equipment	(24,137)	(23,239)
Capitalized internal use software	(1,834)	(1,633)
Cash paid in business combination, net of amounts received	(18,247)	(95,565)
Purchases of marketable securities	(79,527)	(65,674)
Maturities of marketable securities	62,235	70,263
Sales of marketable securities	12,693	104
Net cash used in investing activities	(48,817)	(115,744)
Cash flows from financing activities:
Payments under capital leases	(28)	(112)
Payments under capital leases and long-term debt - related party	(1,434)	(1,371)
Payments related to business combinations	(44)	(1,335)
RSUs acquired to settle employee withholding liability	(105)	(6,926)
Excess tax benefit on stock-based compensation	79	223
Proceeds from issuance of common stock	11,931	4,512
Net cash provided by / (used in) financing activities	10,399	(5,009)
Effect of exchange rate changes on cash and cash equivalents	(2,005)	(273)
Net change in cash and cash equivalents	27,544	(69,152)
Cash and cash equivalents at beginning of period	289,966	367,769
Cash and cash equivalents at end of period	$317,510	$298,617
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$125	$188
Cash paid for interest to other parties	$463	$464
Cash paid for income taxes, net of tax refunds	$1,305	$1,099
Noncash financing and investing activities:
Common stock issued in connection with business combination	$—	$85,881

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2016 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016.

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

Revenue Recognition

The Company generates revenue from two sources: (1) subscription and support; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing its on-demand application suite and support fees from customers purchasing support. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Professional services and other revenue includes fees generated from training and consulting services such as business process mapping, configuration, data migration and integration. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, 85% of the professional services component of the arrangements with customers is performed within 300 days of entering into a contract with the customer.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of June 30, 2016 and December 31, 2015, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of June 30, 2016 and December 31, 2015, long-lived assets located outside the United States totaled $27.7 million and $21.4 million, respectively.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
United States	$334,638	$254,639	$172,158	$133,269
International	112,711	87,458	58,613	44,011
Total revenue	$447,349	$342,097	$230,771	$177,280

Percentage of revenue generated outside of the United States	25%	26%	25%	25%

No single country outside the United States represented more than 10% of revenue during the six months ended June 30, 2016 or 2015.

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

Business Combinations

During six months ended June 30, 2016, the Company purchased all the outstanding equity of a professional services firm ("PFS") and acquired certain assets and assumed certain obligations from an on-demand manufacturing software company ("MSC"), a private company that provides its customers with resource planning, production scheduling and quality management services. In connection with these acquisitions, the Company incurred transaction costs totaling $1.8 million, and are reflected as general and administrative expense in the Company's statement of operations.

The following table summarizes the preliminary allocation of the consideration to the fair value of assets acquired and liabilities assumed as of the acquisition dates:

	2016 Acquisitions
	PFS	MSC
	April 1, 2016	February 26, 2016
	(dollars in thousands)
Developed technology	$—	$1,500
Customer relationships	1,840	250
Goodwill	7,034	7,774
Other assets / (liabilities), net	1,033	(212)
Fair value of assets acquired and liabilities assumed	$9,907	$9,312

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. For PFS, the methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer relationships. For MSC, the methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings approach for developed technology and the with-and-without approach for customer relationships. In both acquisitions, the excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. $7.0 million of the acquired PFS goodwill is expected to be deductible for tax purposes, and $7.8 million of the acquired MSC goodwill is expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisitions.

The Company will amortize certain intangible assets on a straight-line basis over the following periods:

	PFS		MSC
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)
Developed technology	$—	—	$1,500	5
Customer relationships	1,840	3	250	4

PFS

On April 1, 2016, the Company acquired PFS to increase its professional services resources. Beginning in the second quarter of 2016, PFS assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $9.7 million in cash and will pay an additional $202,000 in the third quarter of 2016. Of the consideration paid, $1.4 million is being held in escrow for up to 24 months following the close of the transaction in the event of certain breaches of representations and warranties. Acquisition related transaction costs amounted to $1.0 million in the three months period ended June 30, 2016, and are reflected as general and administrative expense in the Company's statement of operations.

The initial accounting for PFS accounts receivable, intangible assets, other employee related liabilities, and vendor obligations is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The

Company is also undertaking an analysis of certain tax matters associated with the PFS acquisition which could result in an adjustment to the acquisition price allocation.

MSC

On February 26, 2016, the Company acquired certain assets and assumed certain obligations from an on-demand manufacturing software company ("MSC"), a private company that provides its customers with resource planning, production scheduling and quality management services. MSC functionality will be added to the Company's existing solution. Beginning in the first quarter of 2016, MSC assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. The Company paid approximately $9.3 million in cash. Of the consideration paid, $1.1 million is being held in escrow for up to 24 months following the close of the transaction in the event of certain breaches of representations, and warranties. Additionally, $400,000 of the total consideration is being held in escrow for potential tax obligations covered in the purchase agreement. Acquisition related transaction costs amounted to $725,000 in the six months ended June 30, 2016, and are reflected as general and administrative expense in the statement of operations.

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

Comparative pro forma financial information for the acquisitions above have not been presented because the historical financial results of both PFS and MSC are not material to the Company's condensed consolidated results of operations individually or in aggregate.

Goodwill

The following table details the Company's goodwill activity during the six months ended June 30, 2016:

(dollars in thousands)
Balance as of January 1, 2016	$291,956
Acquisition of MSC	7,774
Acquisition of PFS	7,034
Other adjustments to goodwill	(1,872)
Foreign exchange adjustment	813
Balance as of June 30, 2016	$305,705

On June 8, 2015, the Company completed the purchase of all the outstanding equity of Bronto Software, Inc. (“Bronto"), a private company that provides a cloud-based marketing platform for its customers to drive revenue through their email, mobile and social campaigns. Bronto functionality enhances the Company’s existing email marketing solution and its existing omnichannel commerce platform. The Company paid approximately $98.2 million in cash and issued 1,030,508 unregistered shares of the Company's common stock with a fair value of $85.9 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares. During the second quarter of 2016, the Company decreased Bronto goodwill by $1.1 million due to working capital and tax adjustments.

On August 5, 2015, the Company completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality enhances the Company’s existing invoicing and payment solution. On the closing date, the Company paid approximately $33.1 million in cash as consideration. During the first quarter of 2016, the Company increased the fair value of the customer relationships and developed technology by a total of $900,000 resulting in a reduction of goodwill.

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

Cash equivalents and Marketable securities consist of the following investments:

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$21,316	$—	$—	$21,316
Commercial paper	1,700	—	—	1,700
Marketable securities:
Commercial paper	51,100	24	—	51,124
Corporate notes and obligations	12,776	12	—	12,788
U.S. agency bonds	5,406	—	(1)	5,405
U.S. treasury securities	23,827	13	—	23,840
Total	$116,125	$49	$(1)	$116,173

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$16,092	$—	$—	$16,092
Commercial paper	10,998	—	—	10,998
Marketable securities:
Commercial paper	33,170	—	—	33,170
Corporate notes and obligations	12,402	—	(13)	12,389
U.S. agency bonds	11,410	—	(25)	11,385
U.S. treasury securities	31,727	—	(48)	31,679
Total	$115,799	$—	$(86)	$115,713

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of June 30, 2016. The Company expects to receive the full principal and interest on the following cash equivalents and marketable securities as of June 30, 2016:

Fair Value
(in thousands)
Due within one year	$113,201
Due within two years	2,972
Total	$116,173

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

The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$294,494	$—	$—	$294,494	$262,876	$—	$—	$262,876
Money market funds	21,316	—	—	21,316	16,092	—	—	16,092
Commercial paper	—	1,700	—	1,700	—	10,998	—	10,998
Marketable securities
Commercial paper	—	51,124	—	51,124	—	33,170	—	33,170
Corporate notes and obligations	—	12,788	—	12,788	—	12,389	—	12,389
U.S. agency bonds	—	5,405	—	5,405	—	11,385	—	11,385
U.S. treasury securities	23,840	—	—	23,840	31,679	—	—	31,679
Foreign exchange contracts	—	879	—	879	—	384	—	384
Total	$339,650	$71,896	$—	$411,546	$310,647	$68,326	$—	$378,973

Liabilities:
Foreign exchange contracts	$—	$322	$—	$322	$—	$—	$—	$—
Total	$—	$322	$—	$322	$—	$—	$—	$—

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the six months ended June 30, 2016, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $234.4 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding foreign exchange forward contracts:

	June 30, 2016		December 31, 2015
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$18,612	$11,443	$16,959	$9,183
Euro	16,882	3,040	13,364	2,245
Australian dollar	15,895	7,716	17,148	6,953
Philippines peso	9,990	9,990	9,560	9,560
Czech crown	8,150	8,370	6,621	6,320
Japan yen	4,835	—	4,435	—
Canadian dollar	4,054	3,047	5,488	4,034
New Zealand dollar	556	263	505	—
Mexican peso	135	—	387	252
Total	$79,109	$43,869	$74,467	$38,547

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$879	$384	Other current liabilities	$322	$—
Total		$879	$384		$322	$—

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Six Months Ended June 30,		Three Months Ended June 30,
Derivatives and forward contracts		2016	2015	2016	2015
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$269	$717	$1,432	$(509)
Total		$269	$717	$1,432	$(509)

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

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Accrued estimated losses included in the financial statements as of June 30, 2016 are negligible.

During the three months ended June 30, 2016, the Company entered into various office space leases to expand its operations primarily in the United States and the Philippines. The corresponding lease terms for these agreements expire at various dates through 2027. The Company will pay a total of $8.3 million, net of any lessor lease incentives, over the corresponding lease terms for additional office space.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2016	$8,259
2017	25,063
2018	24,965
2019	23,200
2020	18,908
Thereafter	37,191
Future minimum lease payments	$137,586

Note 5. Stock-based Compensation

In April 2016, the Company's board of directors granted selected executives and other key employees 236,586 performance share units ("PSUs") whose vesting is contingent upon the Company's performance in comparison to certain indexed companies' performance over a three year period. In May 2019, the Company will determine the number of shares the participants will receive which can range from zero to 200% based on the Company's performance. The fair value and the related stock-based compensation expense of performance based PSUs are determined based on the value of the underlying shares on the date of grant and will be recognized over the performance term. The fair value of the market-based PSUs on the date of grant (measurement date) is $73.13 for the 231,443 shares granted on April 1, 2016 and $99.91 for the 5,143 shares granted on April 28, 2016. The fair value was calculated using a Monte Carlo simulation model that estimates the distribution of the potential outcomes of the PSU grants based on simulated future stock prices of the indexed companies.

    Under the Company's employee stock purchase plan ("ESPP"), employees may purchase the Company’s common stock through accumulated payroll deductions. Stock purchase rights are granted to eligible employees during a six month offering period with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. During the second quarter of 2016, employees purchased 98,099 shares for $64.52 per share under the ESPP. ESPP share-based compensation expense was $2.0 million and $1.1 million for the six and three months ended June 30, 2016, respectively.

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

As of June 30, 2016, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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

In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component which offset the convertible notes are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. The Notes consisted of the following as of June 30, 2016:

	June 30, 2016	December 31, 2015
	(in thousands)
Equity component (1)	$60,931	$60,931
Liability component:
Principal	$310,000	$310,000
Less: debt discount, net	(25,750)	(32,045)
Less: unamortized transaction costs	(2,710)	(3,379)
Net carrying amount	$281,540	$274,576

Fair value - level 2	$305,133	$307,024

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

As of June 30, 2016, the remaining life of the Notes is approximately 1.9 years. The following table sets forth total interest expense recognized related to the Notes:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Contractual interest expense	$388	$388	$194	$194
Amortization of debt issuance costs	669	640	336	322
Amortization of debt discount	6,295	6,001	3,173	3,025
Total	$7,352	$7,029	$3,703	$3,541

Effective interest rate	5.4%

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

As of June 30, 2016, the Company had net deferred tax asset in foreign jurisdictions of approximately $700,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of June 30, 2016, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(67,488)	$(55,000)	$(37,743)	$(32,287)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	80,364	77,627	80,641	77,975
Net loss per share of common stock, basic and diluted	$(0.84)	$(0.71)	$(0.47)	$(0.41)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti‑dilutive effect:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(Shares in thousands)
Options to purchase shares of common stock	1,861	2,237	1,932	2,306
Unvested RSUs, PSUs, PS and ESPP awards	3,908	3,033	4,691	3,151
Total	5,769	5,270	6,623	5,457

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the six and three months ended June 30, 2016, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

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

Future debt payments under notes payable as of June 30, 2016 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2016	$1,560
2017	3,119
Future debt payments	4,679
Amount representing interest	185
Present value of future debt payments	$4,494

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
License fee	$1,434	$1,371	$721	$690
Support	2,150	2,150	1,075	1,075
Interest	125	188	58	90
Total paid	$3,709	$3,709	$1,854	$1,855

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended June 30, 2016, the Company entered into an agreement with Oracle Corporation to purchase additional software licenses and support for $450,000. The licenses were recorded as an asset addition to property and equipment that will be depreciated over seven years. During the six months ended June 30, 2016, the Company received negligible payments from Oracle Corporation and received payments totaling $150,000 during the same period in 2015 for services it performed.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of June 30, 2016, the Company's accounts receivable related to these customers totaled $0.7 million. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue earned from related party	$1,664	$1,455	$923	$671
Fees NetSuite paid for services	$614	$122	$408	$91

A member of the Company's board of directors, Edward Zander, is a member of the EVault, Inc. board of directors. During the second quarter of 2016, the Company entered into a $153,000 agreement for the Company to provide services to EVault, Inc.

A member of the Company's board of directors, Kevin Thompson, is the President and Chief Executive Officer of SolarWinds. During the second quarter of 2016, the Company entered into a $208,000 agreement for the Company to provide services to SolarWinds.

The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Twilio Inc. board of directors. During the second quarter of 2016, the Company entered into a $326,000 agreement for the Company to provide services to Twilio Inc.

The Company's President, Worldwide Sales and Distribution, Marc Huffman, is a member of the ChannelAdvisor board of directors. During the first quarter of 2016, the Company entered into a $219,000 agreement for the Company to provide services to ChannelAdvisor. Additionally, during the second quarter of 2016, the Company entered into a $112,000 agreement for the Company to provide services to ChannelAdvisor.

A member of the Company's board of directors, William Beane III, is the General Manager of the Oakland Athletics. During the first quarter of 2016, the Company entered into a $510,000 amendment to the agreement with the Oakland Athletics to purchase in-stadium sponsorship.

Note 10. Subsequent Event

On July 28, 2016, the Company entered into a definitive agreement to be acquired by Oracle Corporation ("Oracle"). The transaction is valued at $109.00 per share in cash, or approximately $9.3 billion. The Board of Directors has unanimously approved the transaction. The consummation of the transaction is conditioned on there having been validly tendered and not withdrawn: (1) a number of shares of Common Stock that, together with any shares of Common Stock owned by Oracle and certain of its affiliates, represents a majority of the shares of Common Stock (calculated on a fully diluted basis in accordance with the definitive agreement); and (2) a number of shares Common Stock (excluding, in such number, shares of Common Stock beneficially owned by: (i) NetSuite Restricted Holdings LLC, Lawrence J. Ellison, David Ellison and Margaret Ellison (and their respective affiliates who beneficially own shares of Common Stock) (collectively, the “LJE Parties”); (ii) Oracle and certain of its affiliates; and (iii) any executive officers or directors of the Company and their affiliates (the persons and entities referred to in clauses (i), (ii) and (iii), the “Specified Persons”)) that represents a majority of the shares of Common Stock issued and outstanding immediately prior to the acceptance time (excluding, from such issued and outstanding shares, shares of Common Stock beneficially owned by the Specified Persons). The consummation of the transaction is also conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust

Improvements Act of 1976 and certain foreign antitrust laws; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement, subject to qualifications; and (3) other customary conditions. The transaction is expected to close in 2016.

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

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended June 30, 2016, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of June 30, 2016, we had deferred revenue of $463.5 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
United States	$334,638	$254,639	$172,158	$133,269
International	112,711	87,458	58,613	44,011
Total revenue	$447,349	$342,097	$230,771	$177,280

Percentage of revenue generated outside of the United States	25%	26%	25%	25%

Employees

The number of full-time employees as of June 30, 2016 was 4,979 as compared to 4,603 at December 31, 2015 and 4,101 at June 30, 2015. As of June 30, 2016, our headcount included 1,430 employees in sales and marketing; 1,991 employees in operations, professional services, training and customer support; 1,069 employees in product development; and 489 employees in a general and administrative capacity.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K filed on February 24, 2016 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue:
Subscription and support	$353,528	$273,896	$180,194	$140,922
Professional services and other	93,821	68,201	50,577	36,358
Total revenue	447,349	342,097	230,771	177,280
Cost of revenue (1):
Subscription and support	61,809	43,444	32,018	22,454
Professional services and other	94,148	68,058	52,087	36,687
Total cost of revenue	155,957	111,502	84,105	59,141
Gross profit	$291,392	$230,595	$146,666	$118,139
Gross margin	65%	67%	64%	67%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$7,745	$5,159	$3,973	$2,646
Professional services and other	7,449	5,622	4,802	2,826
	$15,194	$10,781	$8,775	$5,472

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Revenue for the six months ended June 30, 2016 increased $105.3 million, or 31%, compared to the same period in 2015.

Subscription and support revenue: Subscription and support revenue for the six months ended June 30, 2016 increased $79.6 million, or 29%, compared to the same period in 2015. The increase was primarily the result of a $66.5 million increase in revenue resulting from the acquisition of new customers and a $13.1 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld. Additionally, subscription and support revenue for the six months ended June 30, 2016 also includes $22.7 million in revenue related to Bronto, which was acquired in June 2015.

Professional services and other revenue: Professional services and other revenue for the six months ended June 30, 2016 increased $25.6 million, or 38%, compared to the same period in 2015. The increase was primarily the result of a $50.1 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $24.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2015 that did not recur for those customers in 2016. Overall, our billable professional services hours increased during the six months ended June 30, 2016 as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly. Additionally, professional services and other revenue for the six months ended June 30, 2016 also includes $2.6 million in revenue related to Bronto, which was acquired in June 2015.

Revenue generated outside of the United States was $112.7 million, or 25%, of our total revenue for the six months ended June 30, 2016, as compared to $87.5 million, or 26%, for the same period in 2015. Revenue generated outside the United States increased primarily as a result of our increased presence in Europe. The revenue generated outside the United States as a percentage of total revenue decreased because our United States market presence expanded at a higher rate than outside the United States during the six months ended June 30, 2016.

Cost of revenue for the six months ended June 30, 2016 increased $44.5 million, or 40%, compared to the same period in 2015.

Subscription and support cost of revenue: Subscription and support cost of revenue for the six months ended June 30, 2016 increased $18.4 million, or 42%, compared to the same period in 2015. The increase was primarily the result of a $10.5 million increase in data center production costs, a $7.0 million increase in personnel costs, and a $0.9 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the six months ended June 30, 2016 increased $26.1 million, or 38%, compared to the same period in 2015. The increase was primarily the result of a $21.8 million increase in personnel costs and a $4.3 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 65% during the six months ended June 30, 2016 from 67% during the same period in 2015. Our gross margin decreased due to an increase in the mix of professional service business which delivers a lower gross margin than subscription revenue. Additionally, our gross margin decreased from the same period in 2015 due to an increase in data center production costs associated with an expansion of our production environment to increase capacity, and an increase in amortization of intangible assets resulting from business combinations.

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Revenue for the Three Months Ended June 30, 2016 increased $53.5 million, or 30%, compared to the same period in 2015.

Subscription and support revenue: Subscription and support revenue for the three months ended June 30, 2016 increased $39.3 million, or 28%, compared to the same period in 2015. The increase was primarily the result of a $32.8 million increase in revenue resulting from the acquisition of new customers and a $6.5 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld. Additionally, subscription and support revenue for the second quarter of 2016 also includes $11.5 million in revenue related to Bronto which was acquired in June 2015.

Professional services and other revenue: Professional services and other revenue for the three months ended June 30, 2016 increased $14.2 million, or 39%, compared to the same period in 2015. The increase was primarily the result of a $26.2 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $12.0 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2015 that did not recur for those customers in 2016. Overall, our billable professional services hours increased during the three months ended June 30, 2016 as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly. Additionally, professional services and other revenue for the second quarter of 2016 also includes $1.3 million in revenue related to Bronto which was acquired in June 2015.

Revenue generated outside of the United States was $58.6 million, or 25%, of our total revenue for the three months ended June 30, 2016, as compared to $44.0 million, or 25%, for the same period in 2015. Revenue generated outside the United States as a percentage of total revenue remained constant because of proportional revenue growth domestically and internationally.

Cost of revenue for the three months ended June 30, 2016 increased $25.0 million, or 42%, compared to the same period in 2015.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended June 30, 2016 increased $9.6 million, or 43%, compared to the same period in 2015. The increase was primarily the result of a $5.4 million increase in data center production costs, a $3.8 million increase in personnel costs and a $0.4 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions and an increase in support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended June 30, 2016 increased $15.4 million, or 42%, compared to the same period in 2015. The increase was primarily the result of an $12.9 million increase in personnel costs and a $2.5 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 64% during the three months ended June 30, 2016 from 67% during the same period in 2015. Our gross margin decreased due to an increase in the mix of professional service business which delivers a lower gross margin than subscription revenue. Additionally, our gross margin decreased from the same period in 2015 due to an increase in data center production costs associated with an expansion of our production environment to increase capacity, and an increase in amortization of intangible assets resulting from business combinations.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Six Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$77,449	17%	$62,256	18%
Sales and marketing	227,005	51%	179,057	52%
General and administrative	45,513	10%	44,075	13%
Total operating expenses	$349,967	78%	$285,388	83%

	Three Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$39,597	17%	$32,537	18%
Sales and marketing	117,314	51%	95,803	54%
General and administrative	23,219	10%	25,642	14%
Total operating expenses	$180,130	78%	$153,982	87%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets and transaction costs associated with business combinations as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Product development	$19,337	$16,205	$9,852	$8,421
Sales and marketing	25,249	20,467	13,754	11,196
General and administrative	16,385	19,598	8,500	13,524
Total	$60,971	$56,270	$32,106	$33,141

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Product development expenses for the six months ended June 30, 2016 increased $15.2 million, or 24%, as compared to the same period in 2015. The increase was primarily the result of a $11.5 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $3.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses increased by $3.7 million due to an increase in product development operational costs and an increase in facility costs associated with our global expansion.

Sales and marketing expenses for the six months ended June 30, 2016 increased $47.9 million, or 27%, as compared to the same period in 2015. The increase was primarily the result of a $36.4 million increase in personnel costs, a $7.1 million increase in marketing, sales and other operating expenses and a $4.4 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $3.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because of an increase in costs associated with our annual product marketing and user conference, SuiteWorld. We also attended more trades shows, and increased our media campaigns and product branding. Sales related costs increased due to an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the six months ended June 30, 2016 increased $1.4 million, or 3%, as compared to the same period in 2015. The increase was primarily the result of a $3.4 million increase in personnel costs offset by a $1.9 million decrease in other operating expenses. The increase in personnel costs resulted from an increase in headcount, incentive pay and other personnel costs. Additionally, personnel costs includes a $1.4 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses decreased due to $4.1 million net acquisition related costs, primarily related to Bronto, incurred in the second quarter of 2015 but not in 2016. This decrease was partially offset by an increase in finance administration costs and other operating expenses.

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Product development expenses for the three months ended June 30, 2016 increased $7.1 million, or 22%, as compared to the same period in 2015. The increase was primarily the result of a $5.7 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.4 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses increased by $1.4 million due to an increase in product development operational costs and an increase in facility costs associated with our global expansion.

Sales and marketing expenses for the three months ended June 30, 2016 increased $21.5 million, or 22%, as compared to the same period in 2015. The increase was primarily the result of a $16.8 million increase in personnel costs, a $2.9 million increase in marketing, sales and other operating expenses, and a $1.8 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $2.2 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because of an increase in costs related to our annual product marketing and user conference, SuiteWorld. We also attended more trades shows, and increased our media campaigns and product branding. Sales related costs include an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the three months ended June 30, 2016 decreased $2.4 million, or 9%, as compared to the same period in 2015. The decrease was primarily the result of a $3.2 million decrease in other operating expenses, offset by a $754,000 increase in personnel costs. Other operating expenses decreased due to $5.0 million in net acquisition related costs, primarily related to Bronto, incurred in the second quarter of 2015 but not in 2016. This decrease was offset by an increase in finance administration costs and other operating expenses. The increase in personnel costs resulted from an increase in headcount, incentive pay and other personnel costs.

Non-operating Items

Non-operating items, including interest income and expense, other income, net and income taxes were as follows for the periods presented:

	Six Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$354	—%	$216	—%
Interest expense	(7,547)	(2)%	(7,153)	(2)%
Other income, net	465	—%	(264)	—%
Provision/(Benefit) for income taxes	2,185	—%	(6,994)	(2)%

	Three Months Ended June 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$203	—%	$113	—%
Interest expense	(3,797)	(2)%	(3,520)	(2)%
Other income, net	307	—%	(266)	—%
Provision/(Benefit) for income taxes	992	—%	(7,229)	(4)%

During the six and three months ended June 30, 2016, our income tax provision increased from the same periods in the prior year. During the quarter ended June 30, 2015, the Company recorded approximately $8.3 million of additional net deferred tax liabilities related to the Bronto acquisition.  These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $8.3 million for 2015.

Liquidity and Capital Resources

As of June 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $317.5 million, marketable securities totaling $93.2 million and $177.1 million in accounts receivable, net of allowance.

In the six months ended June 30, 2016, cash flows from operations were $68.0 million.

A summary of our cash flow activities was as follows for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$67,967	$51,874
Net cash used in investing activities	(48,817)	(115,744)
Net cash provided by / (used in) financing activities	10,399	(5,009)
Effect of exchange rate changes on cash and cash equivalents	(2,005)	(273)
Net change in cash and cash equivalents	$27,544	$(69,152)

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the six months ended June 30, 2016 decreased from the same period in 2015 primarily due to a decrease in acquisition related payments. We made net cash payments of $95.5 million in June 2015 in connection with our acquisition of Bronto compared to net cash payments of $18.2 million during the six months ended June 30, 2016 in connection with our acquisition of a manufacturing software company ("MSC") and a professional services firm ("PFS"). Additionally, cash receipts from marketable security activity decreased $9.3 million during the six months ended June 30, 2016 compared to the same period in the 2015 due to the timing of investment purchases, sales and maturities. Also in 2016, capital expenditures for property and equipment increased by $1.1 million.

Cash provided by / (used in) financing activities for the six months ended June 30, 2016 increased from the same period in 2015 primarily due to an increase of $7.4 million in proceeds received from employee stock plans, a $6.8 million decrease in RSUs acquired to settle employee withholding liabilities, and a decrease of $1.3 million in acquisition related payments.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the six months ended June 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

During the three months ended June 30, 2016, we entered into various office space leases to expand our operations primarily in the United States and the Philippines. The corresponding lease terms for these agreements expire at various dates through 2027. We will pay a total of $8.3 million, net of any lessor lease incentives, over the corresponding lease terms for additional office space.

During the three months ended March 31, 2016, we entered into various office space leases to expand our operations primarily in the United Kingdom and Australia. The corresponding lease terms for these agreements expire at various dates through 2024. We will pay a total of $10.2 million, net of any lessor lease incentives, over the corresponding lease terms for additional office space.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $317.5 million and marketable securities of $93.2 million as of June 30, 2016. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of June 30, 2016, the fair value of the Notes was $305.1 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the six and three months ended June 30, 2016, the U.S. dollar strengthened by 4.7% and 4.0%, respectively, against the foreign currencies in which our operational expenses are denominated when compared to the same period in the prior year. For the six and three months ended June 30, 2016, the fluctuation in foreign currency rates reduced our net losses by approximately $2.3 million and $637,000, respectively.

During the six and three months ended June 30, 2016, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of June 30, 2016 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by entities affiliated with Oracle Corporation could adversely affect our business.

On July 28, 2016, we announced that we had entered into a definitive agreement for entities affiliated with Oracle Corporation (“Oracle”) to acquire us. Uncertainty about the effect of the proposed transaction on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the transaction and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause clients to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the sale to entities affiliated with Oracle could adversely affect our business.

Completion of the sale to entities affiliated with Oracle is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, The consummation of the transaction is conditioned on there having been validly tendered and not withdrawn: (1) a number of shares of common stock that, together with any shares of common stock owned by Oracle and certain of its affiliates, represents a majority of the shares of common stock (calculated on a fully diluted basis in accordance with the definitive agreement); and (2) a number of shares common stock (excluding, in such number, shares of Common Stock beneficially owned by: (i) NetSuite Restricted Holdings LLC, Lawrence J. Ellison, David Ellison and Margaret Ellison (and their respective affiliates who beneficially own shares of Common Stock) (collectively, the “LJE Parties”); (ii) Oracle and certain of its affiliates; and (iii) any executive officers or directors of the Company and their affiliates (the persons and entities referred to in clauses (i), (ii) and (iii), the “Specified Persons”)) that represents a majority of the shares of common stock issued and outstanding immediately prior to the acceptance time (excluding, from such issued and outstanding shares, shares of common stock beneficially owned by the Specified Persons). The consummation of the transaction is also conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement, subject to qualifications; and (3) other customary conditions. Many of the conditions to consummation of the transaction are not within our control or the control of Oracle and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the definitive agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the definitive agreement, we may be required to pay a termination fee of $300 million to Oracle. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

While the acquisition by Oracle is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The definitive agreement for the acquisition by Oracle includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Oracle’s prior written consent. We may find that these and other contractual arrangements in the definitive agreement may delay. prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the transaction. In connection with the pending transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the transaction, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the transaction is completed. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $67.5 million for the six months ended June 30, 2016. As of that date, our accumulated deficit was $741.4 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

During the second quarter of 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The exit of the United Kingdom from the European Union, could affect our sales in the UK, as the uncertainty caused by the vote and the uncertain future course of negotiations between the EU and the UK could negatively impact the economies of the UK and other nations.

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

At our product development facility in the Czech Republic, we participated in a government subsidy program for employing local residents. Under the program, the Czech Republic government would reimburse us for certain operating expenses we incur. The reimbursements were based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. In the second quarter of 2015, we reached the program's reimbursement limit. As of June 30, 2016, no reimbursements were due from the Czech government. The Czech Republic government determined if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.

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
Risks Related to Ownership of our Common Stock and the Notes

Lawrence J. Ellison or members of his family, and related entities, beneficially own a significant portion of our outstanding shares of common stock, which may limit your ability to influence or control certain of our corporate actions. This concentration of ownership may also reduce the market price of our common stock and the value of the Notes and may have impaired a takeover attempt of us by a third party.

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 39.5% of our common stock as of June 30, 2016. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 45.1% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and Executive Chairman of the Board of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

Our board of directors adopted resolutions which renounce and provide for a waiver of the corporate opportunity doctrine as it relates to Mr. Ellison. As a result, Mr. Ellison has no fiduciary duty to present corporate opportunities to us. In addition, Mr. Ellison’s significant interest in us could discourage other potential acquirers or result in a delay or prevention of a change in control of our company or other significant corporate transactions, even if a transaction of that sort would be beneficial to our other stockholders or in our best interest and, as a result, reduce the market price of our common stock and the value of the Notes.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2016, we had a total of 80,921,604 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 60.5% of our outstanding shares as of June 30, 2016, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Date:	August 2, 2016	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer