Form 10-Q
period 2016-09-30
NETSUITE INC
filed 2016-10-28
CIK 1117106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☒

On October 26, 2016, 81,474,696 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

NetSuite Inc.

PART I – Financial Information

ITEM 1. Financial Statements

NetSuite Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$379,206	$289,966
Short-term marketable securities	81,876	74,748
Accounts receivable, net of allowances of $2,374 and $1,988 as of September 30, 2016 and December 31, 2015, respectively	168,309	176,720
Deferred commissions	70,033	69,579
Other current assets	36,925	44,087
Total current assets	736,349	655,100
Marketable securities, non-current	11,747	13,875
Property and equipment, net	99,801	89,643
Deferred commissions, non-current	17,533	15,287
Goodwill	305,333	291,956
Other intangible assets, net	50,489	60,980
Other assets	11,224	10,756
Total assets	$1,232,476	$1,137,597
Liabilities and total equity
Current liabilities:
Accounts payable	$6,211	$3,545
Deferred revenue	455,667	404,986
Accrued compensation	62,158	55,586
Accrued expenses	39,446	37,901
Other current liabilities (including note payable to related party of $3,000 and $2,901 as of September 30, 2016 and December 31, 2015, respectively)	18,303	17,032
Total current liabilities	581,785	519,050
Long-term liabilities:
Convertible 0.25% senior notes, net	285,155	274,576
Deferred revenue, non-current	20,575	22,743
Other long-term liabilities (including note payable to related party of $765 and $3,027 as of September 30, 2016 and December 31, 2015, respectively)	14,750	15,027
Total long-term liabilities	320,480	312,346
Total liabilities	902,265	831,396
Commitments and contingencies (Note 4)
Total equity:
Common stock, par value $0.01, 500,000,000 shares authorized; 81,474,150 and 79,802,618 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	815	798
Additional paid-in capital	1,120,737	992,362
Accumulated other comprehensive loss	(15,759)	(13,009)
Accumulated deficit	(775,582)	(673,950)
Total equity	330,211	306,201
Total liabilities and total equity	$1,232,476	$1,137,597
See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2016		2015		2016		2015
Revenue:
Subscription and support		$543,517		$428,557		$189,989		$154,661
Professional services and other		147,747		106,363		53,926		38,162
Total revenue		691,264		534,920		243,915		192,823
Cost of revenue:
Subscription and support		94,645		69,427		32,836		25,983
Professional services and other		149,804		108,171		55,656		40,113
Total cost of revenue		244,449		177,598		88,492		66,096
Gross profit		446,815		357,322		155,423		126,727
Operating expenses:
Product development		117,507		98,368		40,058		36,112
Sales and marketing		342,089		281,202		115,084		102,145
General and administrative		74,639		65,899		29,126		21,824
Total operating expenses		534,235		445,469		184,268		160,081
Operating loss		(87,420)		(88,147)		(28,845)		(33,354)
Other income / (expense), net:
Interest income		585		316		231		100
Interest expense		(11,441)		(10,909)		(3,894)		(3,756)
Other income, net		330		(478)		(135)		(214)
Total other income / (expense), net		(10,526)		(11,071)		(3,798)		(3,870)
Loss before income taxes		(97,946)		(99,218)		(32,643)		(37,224)
Provision for / (benefit from) income taxes		3,686		(6,878)		1,501		116
Net loss		$(101,632)		$(92,340)		$(34,144)		$(37,340)
Net loss per common share, basic and diluted	$(1.26)		$(1.18)		$(0.42)		$(0.47)
Weighted average number of shares used in computing net loss per share	80,625		78,153		81,143		79,186

Comprehensive loss:
Foreign currency translation loss, net of taxes		(3,058)		(5,174)		(1,489)		(3,763)
Unrealized gain / (loss) on marketable securities		102		29		(32)		13
Accumulated pension liability		206		145		68		47
Comprehensive loss		$(104,382)		$(97,340)		$(35,597)		$(41,043)

See accompanying Notes to Condensed Consolidated Financial Statements.

NetSuite Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(101,632)	$(92,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,103	21,637
Amortization of other intangible assets	14,098	12,449
Amortization of debt discount and transaction costs	10,579	10,088
Provision for accounts receivable allowances	1,591	942
Stock-based compensation	98,040	81,686
Amortization of deferred commissions	89,953	72,951
Excess tax benefit on stock-based compensation	(247)	(207)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	7,526	(13,993)
Deferred commissions	(92,675)	(79,616)
Other current assets	7,749	2,783
Other assets	(84)	3,944
Accounts payable	2,794	8,097
Accrued compensation	6,427	1,919
Deferred revenue	47,804	58,645
Other current liabilities	5,872	1,879
Other long-term liabilities	2,091	(11,511)
Net cash provided by operating activities	129,989	79,353
Cash flows from investing activities:
Purchases of property and equipment	(37,960)	(32,831)
Capitalized internal use software	(2,782)	(2,262)
Cash paid in business combination, net of amounts received	(18,489)	(130,560)
Purchases of marketable securities	(113,108)	(93,795)
Maturities of marketable securities	85,720	92,463
Sales of marketable securities	22,206	1,504
Net cash used in investing activities	(64,413)	(165,481)
Cash flows from financing activities:
Payments under capital leases	(31)	(166)
Payments under capital leases and long-term debt - related party	(2,164)	(2,069)
Payments related to business combinations	(266)	(1,335)
RSUs acquired to settle employee withholding liability	(184)	(7,028)
Excess tax benefit on stock-based compensation	247	207
Proceeds from issuance of common stock	29,271	11,969
Net cash provided by financing activities	26,873	1,578
Effect of exchange rate changes on cash and cash equivalents	(3,209)	(1,664)
Net change in cash and cash equivalents	89,240	(86,214)
Cash and cash equivalents at beginning of period	289,966	367,769
Cash and cash equivalents at end of period	$379,206	$281,555
Supplemental cash flow disclosure:
Cash paid for interest to related parties	$176	$271
Cash paid for interest to other parties	$500	$498
Cash paid for income taxes, net of tax refunds	$2,408	$1,632
Noncash financing and investing activities:
Common stock issued in connection with business combination	$—	$85,881

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

Note 2. Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2016 included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 24, 2016.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

In March 2016, the FASB issued new accounting guidance: Compensation-Stock Compensation: Improvements to Employee Share-Based Payment. The guidance simplifies the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities on the balance sheet, and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. The new standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

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

Concentration of Credit Risk and Significant Customers

Financial instruments potentially exposing the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns and an evaluation of the potential risk of loss associated with problem accounts. The Company generally charges off the receivable balances of uncollectible accounts when accounts are 120 days past-due based on the account’s contractual terms. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. As of September 30, 2016 and December 31, 2015, there were no customers that represented more than 10% of the net accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue in any of the periods presented. As of September 30, 2016 and December 31, 2015, long-lived assets located outside the United States totaled $27.5 million and $21.4 million, respectively.

Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
United States	$514,725	$398,311	$180,087	$143,673
International	176,539	136,609	63,828	49,150
Total revenue	$691,264	$534,920	$243,915	$192,823

Percentage of revenue generated outside of the United States	26%	26%	26%	25%

No single country outside the United States represented more than 10% of revenue during the nine months ended September 30, 2016 or 2015.

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

Business Combinations

During the nine months ended September 30, 2016, the Company purchased all the outstanding equity of a professional services firm ("PFS") and acquired certain assets and assumed certain obligations from an on-demand manufacturing software company ("MSC"), a private company that provides its customers with resource planning, production scheduling and quality management services. In connection with these acquisitions, the Company incurred transaction costs totaling $1.9 million, and are reflected as general and administrative expense in the Company's statement of operations.

The following table summarizes the preliminary allocation of the consideration to the fair value of assets acquired and liabilities assumed as of the acquisition dates:

	2016 Acquisitions
	PFS	MSC
	April 1, 2016	February 26, 2016
	(dollars in thousands)
Developed technology	$—	$1,500
Customer relationships	1,840	250
Goodwill	7,053	7,774
Other assets / (liabilities), net	1,014	(212)
Fair value of assets acquired and liabilities assumed	$9,907	$9,312

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. To determine the value of the intangible assets, the Company made various estimates and assumptions. For PFS, the methodologies used in valuing the intangible assets include, but are not limited to, multiple period excess earnings method for customer relationships. For MSC, the methodologies used in valuing the intangible assets include, but are not limited to, the multiple period excess earnings approach for developed technology and the with-and-without approach for customer relationships. In both acquisitions, the excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled workforce in accordance with generally accepted accounting principles. $7.0 million and $7.8 million of the acquired PFS and MSC goodwill, respectively, is expected to be deductible for tax purposes. The Company did not record any in-process research and development intangible assets in connection with the acquisitions.

The Company will amortize certain intangible assets on a straight-line basis over the following periods:

	PFS		MSC
	Fair Value	Useful Life	Fair Value	Useful Life
	(dollars in thousands)	(in years)	(dollars in thousands)	(in years)
Developed technology	$—	—	$1,500	5
Customer relationships	1,840	3	250	4

PFS

On April 1, 2016, the Company acquired PFS to increase its professional services resources. Beginning in the second quarter of 2016, PFS assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $9.7 million in cash and paid an additional $202,000 in the third quarter of 2016. Of the consideration paid, $1.4 million is being held in escrow for up to 24 months following the close of the transaction in the event of certain breaches of representations and warranties. Acquisition related transaction costs amounted to $1.1 million in the nine months period ended September 30, 2016, and are reflected as general and administrative expense in the Company's statement of operations.

The initial accounting for PFS accounts receivable, other employee related liabilities, and vendor obligations is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the PFS acquisition which could result in an adjustment to the acquisition price allocation.

MSC

On February 26, 2016, the Company acquired certain assets and assumed certain obligations from an on-demand manufacturing software company ("MSC"), a private company that provides its customers with resource planning, production scheduling and quality management services. MSC functionality will be added to the Company's existing solution. Beginning in the first quarter of 2016, MSC assets, liabilities and operating results are reflected in the Company’s condensed consolidated financial statements from the date of acquisition. The Company paid approximately $9.3 million in cash. Of the consideration paid, $1.1 million is being held in escrow for up to 24 months following the close of the transaction in the event of certain breaches of representations and warranties. Additionally, $400,000 of the total consideration is being held in escrow for potential tax obligations covered in the purchase agreement. Acquisition related transaction costs amounted to $725,000 in the nine months ended September 30, 2016, and are reflected as general and administrative expense in the statement of operations.

The initial accounting for MSC accounts receivable, other customer related liabilities, and vendor obligations is incomplete because the Company is in the process of determining the fair value of these assets and liabilities. The Company is also undertaking an analysis of certain tax matters associated with the MSC acquisition which could result in an adjustment to the acquisition price allocation.

Comparative pro forma financial information for the acquisitions above have not been presented because the historical financial results of both PFS and MSC are not material to the Company's condensed consolidated results of operations individually or in aggregate.

Goodwill

The following table details the Company's goodwill activity during the nine months ended September 30, 2016:

(dollars in thousands)
Balance as of January 1, 2016	$291,956
Acquisition of MSC	7,774
Acquisition of PFS	7,053
Other adjustments to goodwill	(1,790)
Foreign exchange adjustment	340
Balance as of September 30, 2016	$305,333

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

On August 5, 2015, the Company completed the purchase of all the outstanding equity of Monexa Services Inc. ("Monexa"), a private company that provides cloud-based invoicing and payment services for its customers. Monexa functionality enhances the Company’s existing invoicing and payment solution. On the closing date, the Company paid approximately $33.1 million in cash as consideration. During the first quarter of 2016, the Company increased the fair value of the customer relationships and developed technology by a total of $900,000 resulting in a reduction of goodwill. In the third quarter of 2016, the Company reduced goodwill by $82,000 for tax adjustments.

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

Cash equivalents and Marketable securities consist of the following investments:

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$15,861	$—	$—	$15,861
Commercial paper	6,846	2	—	6,848
Marketable securities:
Commercial paper	43,765	12	—	43,777
Corporate notes and obligations	19,828	—	(3)	19,825
U.S. agency bonds	3,903	1	—	3,904
U.S. treasury securities	26,113	4	—	26,117
Total	$116,316	$19	$(3)	$116,332

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:	(in thousands)
Money market funds	$16,092	$—	$—	$16,092
Commercial paper	10,998	—	—	10,998
Marketable securities:
Commercial paper	33,170	—	—	33,170
Corporate notes and obligations	12,402	—	(13)	12,389
U.S. agency bonds	11,410	—	(25)	11,385
U.S. treasury securities	31,727	—	(48)	31,679
Total	$115,799	$—	$(86)	$115,713

The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of September 30, 2016. The Company expects to receive the full principal and interest on the following cash equivalents and marketable securities as of September 30, 2016:

Fair Value
(in thousands)
Due within one year	$104,585
Due within two years	11,747
Total	$116,332

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

The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Fair value measurements at reporting date using				Fair value measurements at reporting date using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash and cash equivalents
Cash	$356,497	$—	$—	$356,497	$262,876	$—	$—	$262,876
Money market funds	15,861	—	—	15,861	16,092	—	—	16,092
Commercial paper	—	6,848	—	6,848	—	10,998	—	10,998
Marketable securities
Commercial paper	—	43,777	—	43,777	—	33,170	—	33,170
Corporate notes and obligations	—	19,825	—	19,825	—	12,389	—	12,389
U.S. agency bonds	—	3,904	—	3,904	—	11,385	—	11,385
U.S. treasury securities	26,117	—	—	26,117	31,679	—	—	31,679
Foreign exchange contracts	—	47	—	47	—	384	—	384
Total	$398,475	$74,401	$—	$472,876	$310,647	$68,326	$—	$378,973

Liabilities:
Foreign exchange contracts	$—	$352	$—	$352	$—	$—	$—	$—
Total	$—	$352	$—	$352	$—	$—	$—	$—

Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities

During the nine months ended September 30, 2016, the Company hedged certain of its nonfunctional currency denominated assets and liabilities to reduce the risk that earnings would be adversely affected by changes in exchange rates. Gains and losses from these forward contracts are recorded each period as a component of other income / (expense) in the condensed consolidated statements of operations. The notional amount of derivative instruments acquired during the period was $363.6 million. The Company accounts for derivative instruments as other current assets and liabilities on the balance sheet and measures them at fair value with changes in the fair value recorded as other income / (expense). These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being economically hedged.

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding foreign exchange forward contracts:

	September 30, 2016		December 31, 2015
	Notional Value Sold	Notional Value Purchased	Notional Value Sold	Notional Value Purchased
	(US dollars in thousands)		(US dollars in thousands)
British pound	$17,395	$12,427	$16,959	$9,183
Euro	16,429	3,604	13,364	2,245
Australian dollar	16,162	8,389	17,148	6,953
Philippines peso	10,990	10,880	9,560	9,560
Czech crown	7,820	7,820	6,621	6,320
Japan yen	5,295	3,950	4,435	—
Canadian dollar	3,817	3,327	5,488	4,034
New Zealand dollar	421	111	505	—
Mexican peso	274	101	387	252
Total	$78,603	$50,609	$74,467	$38,547

The fair value of the derivative instruments reported on the Company’s Condensed Consolidated Balance Sheet were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives and forward contracts		Fair Value	Fair Value		Fair Value	Fair Value
	(in thousands)			(in thousands)
Foreign exchange contracts	Other current assets	$47	$384	Other current liabilities	$352	$—
Total		$47	$384		$352	$—

The effect of derivative instruments on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss was as follows for the periods presented:

	Location of net gain (loss) recognized in income on derivatives	Amount of net gain (loss) recognized in income on derivatives during the
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives and forward contracts		2016	2015	2016	2015
		(in thousands)
Foreign exchange contracts	Other income/ (expense), net	$929	$843	$660	$126
Total		$929	$843	$660	$126

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

Note 4. Commitments and Contingencies

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Accrued estimated losses included in the financial statements as of September 30, 2016 are negligible.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are as follows:

Operating leases
(dollars in thousands)
Years ending:
Remainder of 2016	$4,912
2017	25,184
2018	24,644
2019	22,754
2020	18,662
Thereafter	36,752
Future minimum lease payments	$132,908

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

    Under the Company's employee stock purchase plan ("ESPP"), employees may purchase the Company’s common stock through accumulated payroll deductions. Stock purchase rights are granted to eligible employees during a six month offering period with purchase dates at the end of each offering period. The offering periods generally commence each May 1 and November 1. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. During the second quarter of 2016, employees purchased 98,099 shares for $64.52 per share under the ESPP. ESPP share-based compensation expense was $3.1 million and $1.2 million for the nine and three months ended September 30, 2016, respectively.

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

As of September 30, 2016, circumstances that would give rise to a conversion option for the holders of Notes do not exist.

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

In accounting for the $8.4 million in transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.7 million in transaction costs attributable to the liability component which offset the convertible notes are being amortized to interest expense over the term of the Notes, and the $1.7 million in transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. The Notes consisted of the following as of September 30, 2016:

	September 30, 2016	December 31, 2015
	(in thousands)
Equity component (1)	$60,931	$60,931
Liability component:
Principal	$310,000	$310,000
Less: debt discount, net	(22,475)	(32,045)
Less: unamortized transaction costs	(2,370)	(3,379)
Net carrying amount	$285,155	$274,576

Fair value - level 2	$342,891	$307,024

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

As of September 30, 2016, the remaining life of the Notes is approximately 1.7 years. The following table sets forth total interest expense recognized related to the Notes:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Contractual interest expense	$582	$581	$194	$194
Amortization of debt issuance costs	1,009	965	340	325
Amortization of debt discount	9,570	9,123	3,275	3,122
Total	$11,161	$10,669	$3,809	$3,641

Effective interest rate	5.4%

Note 7. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for state, foreign withholding taxes and foreign income taxes.

As of September 30, 2016, the Company had net deferred tax asset in foreign jurisdictions of approximately $686,000. Based on available evidence, both positive and negative, the Company believes that it is more likely than not that the benefits of the foreign deferred tax assets will be realized in full with the exception of the Japanese deferred tax assets.

The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of the reporting date.

As of September 30, 2016, the Company has not provided for residual U.S. taxes on any of its income from foreign jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries.

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

The following table presents the calculation of the numerator and denominator used in the basic and diluted net loss per share of common stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net loss	$(101,632)	$(92,340)	$(34,144)	$(37,340)
Denominator:
Weighted-average number of shares of common stock outstanding used in computing basic and diluted net loss per share of common stock	80,625	78,153	81,143	79,186
Net loss per share of common stock, basic and diluted	$(1.26)	$(1.18)	$(0.42)	$(0.47)

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

The following table presents the weighted average potential shares that are excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(Shares in thousands)
Options to purchase shares of common stock	1,838	2,200	1,792	2,126
Unvested RSUs, PSUs, PS and ESPP awards	4,050	2,976	4,364	3,081
Total	5,888	5,176	6,156	5,207

The effect of the convertible Notes is reflected in diluted earnings per share by application of the treasury stock method as the Company intends to settle the principal amount of the Note in cash upon conversion. During the nine and three months ended September 30, 2016, the Company's weighted average common stock price was below the Notes conversion price for the periods during which the Notes were outstanding.

Note 9. Related Party Transactions

On July 28, 2016, the Company entered into a definitive agreement to be acquired by Oracle Corporation ("Oracle"). The transaction is valued at $109.00 per share in cash, or approximately $9.3 billion. The Board of Directors has unanimously approved the transaction. The consummation of the transaction is conditioned on there having been validly tendered and not withdrawn: (1) a number of shares of Common Stock that, together with any shares of Common Stock owned by Oracle and certain of its affiliates, represents a majority of the shares of Common Stock (calculated on a fully diluted basis in accordance with the definitive agreement); and (2) a number of shares of Common Stock (excluding, in such number, shares of Common Stock beneficially owned by: (i) NetSuite Restricted Holdings LLC, Lawrence J. Ellison, David Ellison and Margaret Ellison (and their respective affiliates who beneficially own shares of Common Stock) (collectively, the “LJE Parties”); (ii) Oracle and certain of its affiliates; and (iii) any executive officers or directors of the Company and their affiliates (the persons and entities referred to in clauses (i), (ii) and (iii), the “Specified Persons”)) that represents a majority of the shares of Common Stock issued and outstanding immediately prior to the acceptance time (excluding, from such issued and outstanding shares, shares of Common Stock beneficially owned by the Specified Persons). The consummation of the transaction is also conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement, subject to qualifications; and (3) other customary conditions. During the third quarter of 2016, Oracle received the final antitrust clearance approval necessary for the acquisition of the Company. If sufficient shareholders tender their shares, as required as described above, when the current tender offer period expires on November 4, 2016, then the transaction is expected to close in 2016.

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

Future debt payments under notes payable as of September 30, 2016 are as follows:

(dollars in thousands)
Years ending:
Remainder of 2016	$780
2017	3,119
Future debt payments	3,899
Amount representing interest	134
Present value of future debt payments	$3,765

The following table details payments to Oracle USA and Oracle Credit Corporation for support services and license fees related to the following periods:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
License fee	$2,164	$2,069	$729	$698
Support	3,225	3,225	1,075	1,075
Interest	176	271	51	83
Total paid	$5,565	$5,565	$1,855	$1,856

The Company has also entered into various other software license agreements with Oracle Corporation. During the three months ended June 30, 2016, the Company entered into an agreement with Oracle Corporation to purchase additional software licenses and support for $450,000. The licenses were recorded as an asset addition to property and equipment that will be depreciated over seven years.

During the third quarter of 2016, the Company participated in the annual Oracle user event and incurred fees totaling $378,000. Additionally, during the nine and three months ended September 30, 2016, the Company paid Oracle $740,000 and $291,000, respectively, related to the software licenses and other services. The Company received negligible payments from Oracle Corporation during the nine and three months ended September 30, 2016. During the nine months ended September 30, 2015, the Company received payments from Oracle totaling $150,000 and paid Oracle $99,000 related to various services provided / received.

In addition to the companies affiliated with Lawrence J. Ellison, the Company enters into sales and purchases agreements with various companies that have a relationship with the Company's executive officers or members of the Company's board of directors. The relationships are typically an equity investment by the executive officer or board member in the customer / vendor company or the Company's executive officer or board member is a member of the customer / vendor company's board of directors. The Company has renewed the license agreements and sold additional services to these customers or purchased services from these vendors at various points in time. As of September 30, 2016, the Company's accounts receivable related to these customers totaled $573,000. Below is a summary of transactions between the Company and related parties other than Mr. Ellison:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue earned from related party	$2,487	$2,111	$823	$656
Fees NetSuite paid for services	$655	$618	$41	$497

The Company's Chief Financial Officer, Ron Gill, is a member of the HubSpot, Inc. board of directors. During the third quarter of 2016, the Company entered into a $523,000 agreement for the Company to provide services to HubSpot, Inc.

The Company's Chief Executive Officer, Zach Nelson, is an investor in App Annie, Inc. During the third quarter of 2016, the Company entered into a $488,000 agreement for the Company to provide services to App Annie, Inc.

The Company's President and Chief Operating Officer, Jim McGeever, is a member of the Cornerstone OnDemand, Inc. board of directors. During the third quarter of 2016, the Company entered into a $285,000 agreement for the Company to purchase services from Cornerstone OnDemand, Inc.

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

On July 28, 2016, we entered into a definitive agreement to be acquired by Oracle Corporation ("Oracle"). The transaction is valued at $109.00 per share in cash, or approximately $9.3 billion. Our board of directors has unanimously approved the transaction. The consummation of the transaction is conditioned on there having been validly tendered and not withdrawn: (1) a number of shares of Common Stock that, together with any shares of Common Stock owned by Oracle and certain of its affiliates, represents a majority of the shares of Common Stock (calculated on a fully diluted basis in accordance with the definitive agreement); and (2) a number of shares Common Stock (excluding, in such number, shares of Common Stock beneficially owned by: (i) NetSuite Restricted Holdings LLC, Lawrence J. Ellison, David Ellison and Margaret Ellison (and their respective affiliates who beneficially own shares of Common Stock) (collectively, the “LJE Parties”); (ii) Oracle and certain of its affiliates; and (iii) any executive officers or directors of NetSuite and their affiliates (the persons and entities referred to in clauses (i), (ii) and (iii), the “Specified Persons”)) that represents a majority of the shares of Common Stock issued and outstanding immediately prior to the acceptance time (excluding, from such issued and outstanding shares, shares of Common Stock beneficially owned by the Specified Persons). The consummation of the transaction is also conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement, subject to qualifications; and (3) other customary conditions. During the third quarter of 2016, Oracle received the final antitrust clearance approval necessary for the acquisition of NetSuite. If sufficient shareholders tender their shares, as required as described above, when the current tender offer period expires on November 4, 2016, then the transaction is expected to close in 2016.

Key Components of Our Results of Operations

Revenue

We generate sales directly through our sales team and, to a lesser extent, indirectly through channel partners. We sell our service to customers across a broad spectrum of industries, and we have tailored our service for wholesalers/distributors, manufacturers, retailers, services companies, software companies and other businesses, including advertising/media, publishing and non-profits. The primary target customers for our service are medium-sized businesses, divisions of large companies and enterprises. An increasing percentage of our customers and our revenue have been derived from larger businesses within this market. For the three months ended September 30, 2016, we did not have any single customer that accounted for more than 3% of our revenue.

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

We generally invoice our customers in advance in monthly, annual or quarterly installments, and typical payment terms provide that our clients pay us within 30 to 60 days of invoice. Amounts that have been invoiced where the customer has a legal obligation to pay are recorded in accounts receivable and deferred revenue. As of September 30, 2016, we had deferred revenue of $476.2 million.

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

As part of our overall growth, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new markets. Revenue by geographic region, based on the billing address of the customer, was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
United States	$514,725	$398,311	$180,087	$143,673
International	176,539	136,609	63,828	49,150
Total revenue	$691,264	$534,920	$243,915	$192,823

Percentage of revenue generated outside of the United States	26%	26%	26%	25%

Employees

The number of full-time employees as of September 30, 2016 was 5,350 as compared to 4,603 at December 31, 2015 and 4,506 at September 30, 2015. As of September 30, 2016, our headcount included 1,489 employees in sales and marketing; 2,213 employees in operations, professional services, training and customer support; 1,133 employees in product development; and 515 employees in a general and administrative capacity.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 24, 2016. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K filed on February 24, 2016 for a description of our accounting policies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

Information about revenue, cost of revenue, gross profit and gross margin was as follows for the periods presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Revenue:
Subscription and support	$543,517	$428,557	$189,989	$154,661
Professional services and other	147,747	106,363	53,926	38,162
Total revenue	691,264	534,920	243,915	192,823
Cost of revenue (1):
Subscription and support	94,645	69,427	32,836	25,983
Professional services and other	149,804	108,171	55,656	40,113
Total cost of revenue	244,449	177,598	88,492	66,096
Gross profit	$446,815	$357,322	$155,423	$126,727
Gross margin	65%	67%	64%	66%

(1) Includes stock-based compensation expense, amortization of intangible assets and transaction costs associated with business combinations of:
Cost of revenue:
Subscription and support	$11,685	$8,597	$3,940	$3,438
Professional services and other	12,118	9,918	4,669	4,296
	$23,803	$18,515	$8,609	$7,734

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Revenue for the nine months ended September 30, 2016 increased $156.3 million, or 29%, compared to the same period in 2015.

Subscription and support revenue: Subscription and support revenue for the nine months ended September 30, 2016 increased $115.0 million, or 27%, compared to the same period in 2015. The increase was primarily the result of a $93.4 million increase in revenue resulting from the acquisition of new customers and a $21.6 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld. Additionally, subscription and support revenue for the nine months ended September 30, 2016 includes a $25.3 million increase in revenue related to Bronto, which was acquired in June 2015.

Professional services and other revenue: Professional services and other revenue for the nine months ended September 30, 2016 increased $41.4 million, or 39%, compared to the same period in 2015. The increase was primarily the result of a $76.4 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $35.0 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2015 that did not recur for those customers in 2016. Overall, our billable professional services hours increased during the nine months ended September 30, 2016 as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly.

Revenue generated outside of the United States was $176.5 million, or 26%, of our total revenue for the nine months ended September 30, 2016, as compared to $136.6 million, or 26%, for the same period in 2015. Revenue generated outside the United States grew at approximately the same rate as revenue generated within the United States resulting in revenue generated outside of the United States as a percentage of total revenue remaining constant.

Cost of revenue for the nine months ended September 30, 2016 increased $66.9 million, or 38%, compared to the same period in 2015.

Subscription and support cost of revenue: Subscription and support cost of revenue for the nine months ended September 30, 2016 increased $25.2 million, or 36%, compared to the same period in 2015. The increase was primarily the result of a $13.5 million increase in data center production costs, a $10.3 million increase in personnel costs, and a $1.4 million increase in IT, facility and other operating expenses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, an increase in amortization of intangibles related to our business acquisitions and an increase in support costs, maintenance costs, third-party license fees and other operational costs associated with an increase in our data center capacity and activity. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the nine months ended September 30, 2016 increased $41.6 million, or 38%, compared to the same period in 2015. The increase was primarily the result of a $34.3 million increase in personnel costs and a $7.3 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 65% during the nine months ended September 30, 2016 from 67% during the same period in 2015. Our gross margin decreased due to an increase in the mix of professional service business which delivers a lower gross margin than subscription revenue. Additionally, our gross margin decreased from the same period in 2015 due to an increase in data center production costs associated with an expansion of our production environment to increase capacity, and an increase in amortization of intangible assets resulting from business combinations.

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Revenue for the Three Months Ended September 30, 2016 increased $51.1 million, or 26%, compared to the same period in 2015.

Subscription and support revenue: Subscription and support revenue for the three months ended September 30, 2016 increased $35.3 million, or 23%, compared to the same period in 2015. The increase was primarily the result of a $26.8 million increase in revenue resulting from the acquisition of new customers and a $8.5 million increase in revenue from existing customers. Subscription and support revenue increased during the period due to an increase in number of customers and continued adoption of OneWorld.

Professional services and other revenue: Professional services and other revenue for the three months ended September 30, 2016 increased $15.8 million, or 41%, compared to the same period in 2015. The increase was primarily the result of a $26.3 million increase in revenue resulting from the acquisition of new customers. The increase in professional services and other revenue was partially offset by a $10.5 million decrease in revenue from existing customers related to services purchased in connection with the initial implementation of our product in 2015 that did not recur for those customers in 2016. Overall, our billable professional services hours increased during the three months ended September 30, 2016 as a result of an increase in customer demand and headcount, while our average consulting rates for professional services decreased slightly.

Revenue generated outside of the United States was $63.8 million, or 26%, of our total revenue for the three months ended September 30, 2016, as compared to $49.2 million, or 25%, for the same period in 2015. Revenue generated outside the United States as a percentage of total revenue remained constant because of proportional revenue growth domestically and internationally.

Cost of revenue for the three months ended September 30, 2016 increased $22.4 million, or 34%, compared to the same period in 2015.

Subscription and support cost of revenue: Subscription and support cost of revenue for the three months ended September 30, 2016 increased $6.9 million, or 26%, compared to the same period in 2015. The increase was primarily the result of a $3.3 million increase in personnel costs, a $3.0 million increase in data center production costs and a $600,000 increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount and an increase in incentive bonuses. Data center and other production costs increased due to an increase in depreciation of new equipment as a result of our data center expansion, third-party license fees, support costs, maintenance costs and other operational costs associated with an increase in our data center capacity and activity. IT, facility and other operating expenses related to our data center increased due to an increase in costs associated with our global expansion.

Professional services and other cost of revenue: Professional services and other cost of revenue for the three months ended September 30, 2016 increased $15.5 million, or 39%, compared to the same period in 2015. The increase was primarily the result of a $12.5 million increase in personnel costs and a $3.0 million increase in IT, facility and other operating expenses. Personnel costs increased due to an overall increase in headcount, annual merit increases and incentive bonuses. Headcount increased as a result of an increase in the demand for our professional services. IT, facility and other operating expenses related to our professional services increased due to an increase in costs associated with our global expansion.

Our gross margin decreased to 64% during the three months ended September 30, 2016 from 66% during the same period in 2015. Our gross margin decreased due to an increase in the mix of professional service business which delivers a lower gross margin than subscription revenue. Additionally, our gross margin decreased from the same period in 2015 due to an increase in data center production costs associated with an expansion of our production environment to increase capacity, and an increase in amortization of intangible assets resulting from business combinations.

Operating Expenses

Operating expenses were as follows for the periods presented:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$117,507	17%	$98,368	18%
Sales and marketing	342,089	49%	281,202	53%
General and administrative	74,639	11%	65,899	12%
Total operating expenses	$534,235	77%	$445,469	83%

	Three Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Operating expenses (1):
Product development	$40,058	16%	$36,112	19%
Sales and marketing	115,084	47%	102,145	53%
General and administrative	29,126	12%	21,824	11%
Total operating expenses	$184,268	76%	$160,081	83%

(1) Includes stock-based compensation expense, amortization of acquisition-related intangible assets, transaction costs associated with business combinations and costs associated with Oracle's pending purchase of NetSuite as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Product development	$29,142	$24,299	$9,805	$8,094
Sales and marketing	38,572	33,407	13,323	12,940
General and administrative	31,319	27,868	14,934	8,270
Total	$99,033	$85,574	$38,062	$29,304

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Product development expenses for the nine months ended September 30, 2016 increased $19.1 million, or 19%, as compared to the same period in 2015. The increase was primarily the result of a $13.9 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $4.9 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses increased by $5.2 million due to an increase in product development operational costs and an increase in facility costs associated with our global expansion.

Sales and marketing expenses for the nine months ended September 30, 2016 increased $60.9 million, or 22%, as compared to the same period in 2015. The increase was primarily the result of a $46.6 million increase in personnel costs, a $8.8 million increase in marketing, sales and other operating expenses and a $5.5 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $5.0 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because of an increase in costs associated with our annual product marketing and user conference, SuiteWorld. We also attended more trades shows and increased our media campaigns and product branding. Sales related costs increased due to an increase in amortization expenses resulting from customer relationship and trade name intangible assets acquired through our business acquisitions. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the nine months ended September 30, 2016 increased $8.7 million, or 13%, as compared to the same period in 2015. The increase was primarily the result of a $5.3 million increase in personnel costs and a $3.4 million increase in other operating expenses. The increase in personnel costs resulted from an increase in headcount, incentive pay and other personnel costs. Additionally, personnel costs includes a $2.7 million increase in stock-based compensation costs resulting primarily from the issuance of annual equity awards and equity awards to new employees. Other operating expenses increased because we incurred $7.8 million in banking, legal and other costs in connection with Oracle's pending purchase of NetSuite. These costs were partially offset by a decrease in net, acquisition related costs and other operating expenses.

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Product development expenses for the three months ended September 30, 2016 increased $3.9 million, or 11%, as compared to the same period in 2015. The increase was primarily the result of a $2.4 million increase in personnel costs resulting from an overall increase in headcount, annual salary increases, payroll tax increases and an increase in stock-based compensation. The increase in personnel costs includes a $1.7 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards to a larger employee base. Additionally, IT, facility and other operating expenses increased by $1.5 million due to an increase in product development operational costs and an increase in facility costs associated with our global expansion.

Sales and marketing expenses for the three months ended September 30, 2016 increased $12.9 million, or 13%, as compared to the same period in 2015. The increase was primarily the result of a $10.2 million increase in personnel costs, a $1.6 million increase in marketing, sales and other operating expenses, and a $1.1 million increase in IT, facility and recruiting costs. The increase in personnel costs related primarily to increases in commission and payroll expenses resulting from higher sales and an increase in headcount. Additionally, the increase in personnel costs includes a $1.6 million increase in stock-based compensation resulting primarily from the issuance of annual equity awards and grants to new employees. Marketing and other operating expenses increased because of an increase in costs related to our annual product marketing and user conference, SuiteWorld. We also attended more trades shows, and increased our media campaigns and product branding. IT, facility and recruiting costs increased due to an increase in costs associated with our global expansion.

General and administrative expenses for the three months ended September 30, 2016 increased $7.3 million, or 33%, as compared to the same period in 2015. The increase was primarily the result of a $5.4 million increase in other operating expenses and a $1.9 million increase in personnel costs. Other operating expenses increased because we incurred $7.8 million in banking, legal and other costs in connection with Oracle's pending purchase of NetSuite. These costs were partially offset by a decrease in acquisition related cost and other operating expenses. The increase in personnel costs resulted from an increase in headcount, incentive pay and other personnel costs.

Non-operating Items

Non-operating items, including interest income and expense, other income, net and income taxes were as follows for the periods presented:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$585	—%	$316	—%
Interest expense	(11,441)	(2)%	(10,909)	(2)%
Other income, net	330	—%	(478)	—%
Provision/(Benefit) for income taxes	3,686	1%	(6,878)	(1)%

	Three Months Ended September 30,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	(dollars in thousands)
Interest income	$231	—%	$100	—%
Interest expense	(3,894)	(2)%	(3,756)	(2)%
Other income, net	(135)	—%	(214)	—%
Provision for income taxes	1,501	1%	116	—%

During the nine and three months ended September 30, 2016, our income tax provision increased from the same periods in the prior year. During the quarter ended June 30, 2015, the Company recorded approximately $8.3 million of additional net deferred tax liabilities related to the Bronto acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of approximately $8.3 million for 2015.

Liquidity and Capital Resources

As of September 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $379.2 million, marketable securities totaling $93.6 million and $168.3 million in accounts receivable, net of allowance.

In the nine months ended September 30, 2016, cash flows from operations were $130.0 million.

A summary of our cash flow activities was as follows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$129,989	$79,353
Net cash used in investing activities	(64,413)	(165,481)
Net cash provided by financing activities	26,873	1,578
Effect of exchange rate changes on cash and cash equivalents	(3,209)	(1,664)
Net change in cash and cash equivalents	$89,240	$(86,214)

Cash provided by operating activities was driven by sales of our application suite offset by costs incurred to deliver that service. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. Cash flows from operations increased during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of an increase in collections from customers and the timing of payments to vendors, partially offset by an increase in commissions paid.

Cash used in investing activities during the nine months ended September 30, 2016 decreased from the same period in 2015 primarily due to a decrease in acquisition related payments. We made net cash payments of $94.9 million in June 2015 in connection with our acquisition of Bronto and a $32.0 million cash payment, net of cash acquired, associated with our acquisition of Monexa in August 2015 compared to net cash payments of $18.2 million during the nine months ended September 30, 2016 in connection with our acquisition of a manufacturing software company ("MSC") and a professional services firm ("PFS"). Additionally, cash receipts from marketable security activity decreased $5.4 million during the nine months ended September 30, 2016 compared to the same period in the 2015 due to the timing of investment purchases, sales and maturities. Also in 2016, capital expenditures increased $5.1 million for facility improvements and equipment related to our global expansion.

Cash provided by financing activities for the nine months ended September 30, 2016 increased from the same period in 2015 primarily due to an increase of $17.3 million in proceeds received from employee stock plans, a $6.8 million decrease in RSUs acquired to settle employee withholding liabilities, and a decrease of $1.1 million in acquisition related payments.

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

Off Balance Sheet Arrangements and Contractual Obligations

During the nine months ended September 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $379.2 million and marketable securities of $93.6 million as of September 30, 2016. These amounts were held primarily in money market funds, commercial paper and US government securities.

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

Market Risk

In June 2013, we issued at par value $310.0 million of 0.25% convertible senior notes due June 1, 2018. The Notes have a fixed annual interest rate of 0.25% and we, therefore, do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. These Notes are also affected by volatility in our common stock price. As of September 30, 2016, the fair value of the Notes was $342.9 million.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Canadian Dollar, Japanese Yen, Australian Dollar, Philippine Peso, Uruguayan Peso, Thai Baht and the Czech Crown. Our revenue is generally denominated in the local currency of the contracting party. The majority of our invoicing relates to sales occurring in the United States and therefore is denominated in U.S. dollars. A certain percentage of sales are denominated in foreign currencies including, but not limited to, the local currencies of Australia, the United Kingdom and Canada. Our expenses are incurred primarily in the United States, Canada, the Philippines, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales, development and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the nine and three months ended September 30, 2016, the U.S. dollar strengthened by 3.8% and 1.6%, respectively, against the foreign currencies in which our operational expenses are denominated when compared to the same period in the prior year. For the nine and three months ended September 30, 2016, the fluctuation in foreign currency rates reduced our net losses by approximately $2.4 million and $123,000, respectively.

During the nine and three months ended September 30, 2016, we continued a hedging program to limit the exposure of foreign currency risk resulting from the revaluation of foreign denominated assets and liabilities through the use of forward exchange contracts. See “Balance Sheet Hedging - Hedging of Foreign Currency Assets and Liabilities” in Note 3 (Financial Instruments) under the heading “Notes to Condensed Consolidated Financial Statements” of Part 1, Item 1, “Financial Statements” herein for further disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer (“CFO”), with respect to the effectiveness of our disclosure controls and procedures as of September 30, 2016 (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are effective, provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Completion of the sale to entities affiliated with Oracle is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, The consummation of the transaction is conditioned on there having been validly tendered and not withdrawn: (1) a number of shares of common stock that, together with any shares of common stock owned by Oracle and certain of its affiliates, represents a majority of the shares of common stock (calculated on a fully diluted basis in accordance with the definitive agreement); and (2) a number of shares of common stock (excluding, in such number, shares of Common Stock beneficially owned by: (i) NetSuite Restricted Holdings LLC, Lawrence J. Ellison, David Ellison and Margaret Ellison (and their respective affiliates who beneficially own shares of Common Stock) (collectively, the “LJE Parties”); (ii) Oracle and certain of its affiliates; and (iii) any executive officers or directors of the Company and their affiliates (the persons and entities referred to in clauses (i), (ii) and (iii), the “Specified Persons”)) that represents a majority of the shares of common stock issued and outstanding immediately prior to the acceptance time (excluding, from such issued and outstanding shares, shares of common stock beneficially owned by the Specified Persons). The consummation of the transaction is also conditioned on (1) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust laws; (2) the accuracy of the representations and warranties and compliance with the covenants contained in the definitive agreement, subject to qualifications; and (3) other customary conditions. Many of the conditions to consummation of the transaction are not within our control or the control of Oracle and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the definitive agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the definitive agreement, we may be required to pay a termination fee of $300 million to Oracle. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

While the acquisition by Oracle is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The definitive agreement for the acquisition by Oracle includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Oracle’s prior written consent. We may find that these and other contractual arrangements in the definitive agreement may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the transaction. In connection with the pending transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the transaction, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the transaction is completed. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.

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

We have not been profitable on a generally accepted accounting principles (“GAAP”) basis during any quarterly or annual period since our formation. We experienced a net loss of $101.6 million for the nine months ended September 30, 2016. As of that date, our accumulated deficit was $775.6 million. We expect to make significant future expenditures related to the development and expansion of our business. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. While historically our revenue has grown, this growth may not be sustainable and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Many of our customers are small- and medium-sized businesses and divisions of large companies, which may result in increased costs as we attempt to reach, acquire and retain customers.

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

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone disrupts the confidentiality, integrity, or availability our customers’ data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Such an actual or perceived breach could also cause a significant and rapid decline in our stock price and the value of our convertible senior notes (the “Notes”).

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

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent and an increasing amount of litigation based on allegations of infringement or other violations of intellectual property rights. We have from time to time received claims from third parties alleging we are infringing their intellectual property, and as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. Our technologies or technologies that we license may not be able to withstand any third-party claims that they infringe or otherwise violate intellectual property rights. Furthermore, many of our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our suite to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or our customers, we may have to pay damages, license fees and/or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products and services. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our product and service offerings which could negatively affect our business.

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

Because we are a global organization and our long-term success depends, in part, on our ability to expand our sales and operations outside of the United States, our business is susceptible to risks associated with international sales and operations.

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

We rely on third-party software, including Oracle database software, which may be difficult to replace or could cause errors or failures of our service that could lead to lost customers or harm to our reputation.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Although we have completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2015, there can be no assurances that control deficiencies will not be identified in the future.

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

At our product development facility in the Czech Republic, we participated in a government subsidy program for employing local residents. Under the program, the Czech Republic government would reimburse us for certain operating expenses we incur. The reimbursements were based upon qualifying product development expenditures which are primarily salaries for persons conducting product development activities. In the second quarter of 2015, we reached the program's reimbursement limit. As of September 30, 2016, no reimbursements were due from the Czech government. The Czech Republic government determined if we met the program requirements and whether our expenses are reimbursable. If the Czech Republic government determines that our expenses are ineligible for reimbursement, our financial condition and operating results may be harmed.

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

Entities beneficially owned by Lawrence J. Ellison held an aggregate of approximately 39.2% of our common stock as of September 30, 2016. Further, Mr. Ellison, his family members, trusts for their benefit, and related entities together beneficially owned an aggregate of approximately 44.8% of our common stock as of that date. Mr. Ellison is able to exercise control over approval of significant corporate transactions, including a change of control or liquidation. In addition, if the voting restrictions that apply to NetSuite Restricted Holdings LLC, the investment entity to which Mr. Ellison has transferred his shares, lapse or are amended, Mr. Ellison will be able to exercise control over additional corporate matters, including elections of our directors. So long as Mr. Ellison continues to be either an officer or director of Oracle, these voting restrictions cannot be changed without the approval of an independent committee of Oracle’s board of directors. Mr. Ellison’s interests and investment objectives may differ from our other stockholders. Mr. Ellison is also the Chief Technology Officer, a principal stockholder and Executive Chairman of the Board of Oracle Corporation. Oracle supplies us with database and other software on which we rely to provide our service and is also a potential competitor of ours.

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

If our existing stockholders sell or otherwise dispose of, or indicate an intention to sell or dispose of, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2016, we had a total of 81,474,150 shares of our common stock outstanding. Although shares that are held by NetSuite Restricted Holdings LLC are subject to certain restrictions on disposition and a portion of the remaining shares are subject to our Insider Trading Compliance Policy during certain periods of each quarter, substantially all of the shares held by parties other than NetSuite Restricted Holdings LLC, representing 60.8% of our outstanding shares as of September 30, 2016, are freely tradable, subject to our quarterly black-out policy that applies to the shares held by our directors, officers, employees and consultants. If a significant number of these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

2.1
Agreement and Plan of Merger, dated as of July 28, 2016, by and among NetSuite Inc., OC Acquisition LLC, Napa Acquisition Corporation and Oracle Corporation (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed on August 1, 2016)

10.1	2016 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed on August 29, 2016)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	The information in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 27, 2016	NETSUITE INC.

	By:	/S/ RONALD GILL
Ronald Gill
Chief Financial Officer